Form 10-Q
period 1999-09-30
EDISON SCHOOLS INC
filed 1999-12-23
CIK 1089567

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                                   (Mark One)

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

         __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File number 000-27817

                               EDISON SCHOOLS INC.

             (Exact name of registrant as specified in its charter)

              Delaware                                       13-3915075
(State or other jurisdiction of incorporation             (I.R.S. Employer
     or organization)                                     Identification No.)

521 Fifth Avenue, 15th Floor, New York, NY                     10175
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (212) 419-1600

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            (1) Yes   X     No                 (2)  Yes          No    X
                     ----     ----                      ----          ----


 The number of shares outstanding of each of the Registrant's classes of common stock:

                                   38,693,519

 (Number of shares of Class A Common Stock Outstanding as of December 15, 1999)
                                    3,543,800

 (Number of shares of Class B Common Stock Outstanding as of December 15, 1999)

                               EDISON SCHOOLS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I.  FINANCIAL INFORMATION                                                                                                 PAGE
                                                                                                                               ----

                  ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Balance Sheets as of September 30, 1999 (unaudited) and June 30,  1999.................................3

                  Condensed Statements of Operations for the Three Months Ended September 30, 1999 and 1998 (unaudited)............4

                  Condensed Statements of Cash Flows for the Three Months Ended September 30, 1999 and 1998 (unaudited)............5

                  Notes to Condensed Financial Statements (unaudited) .......................................................... 6-9

                  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ....................................................................... 10-29

                  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................ 30

PART II.          OTHER INFORMATION

                  ITEM 1.    LEGAL PROCEEDINGS.................................................................................. 31

                  ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................... 31

                  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.................................................................... 32

                  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................ 32

                  ITEM 5.    OTHER INFORMATION.................................................................................. 33

                  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................................................... 33

                             SIGNATURES......................................................................................... 34

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Edison Schools Inc.
                            Condensed Balance Sheets
                             (Dollars in thousands)

                                                                                                    September 30,
                                                                                                        1999         June 30,
ASSETS:                                                                                              (Unaudited)      1999
                                                                                                    -----------       ----
Current assets:
  Cash and cash equivalents ......................................................................   $  22,113    $  27,922
  Accounts receivable ............................................................................      15,182       12,035
  Notes and other receivables ....................................................................      13,379        9,712
  Other current assets ...........................................................................       2,411        1,440
                                                                                                     ---------    ---------
               Total current assets ..............................................................      53,085       51,109

Property and equipment, net ......................................................................      70,900       42,871
Restricted cash ..................................................................................       2,628        2,432
Notes and other receivables, less current portion ................................................       3,693        3,893
Stockholder notes receivable .....................................................................       2,508        2,478
Other assets .....................................................................................       7,628        4,087
                                                                                                     ---------    ---------

               Total assets ......................................................................   $ 140,442    $ 106,870
                                                                                                     =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long term debt ..............................................................   $   6,575    $   6,661
  Accounts payable ...............................................................................      18,415       12,014
  Accrued expenses ...............................................................................      11,389        9,800
                                                                                                     ---------    ---------
               Total current liabilities .........................................................      36,379       28,475

Long term debt, less current portion .............................................................       6,702        8,264
Stockholders' notes payable ......................................................................       6,611        6,611
Other liabilities ................................................................................         536          478
                                                                                                     ---------    ---------

           Total liabilities .....................................................................      50,228       43,828
                                                                                                     ---------    ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock:
    Series A-G, par value $.01;  85,531,054 and 77,931,054 shares authorized at September 30, 1999 and June 30, 1999, respectively; 63,209,579 and 56,422,341 shares issued and outstanding at September 30, 1999 and June 30, 1999, respectively (aggregate liquidation preference of
      $189,525,796 and $146,990,753 at September 30, 1999 and June 30, 1999, respectively) .......       2,452        1,868
 Common stock:
    Series A-H and non-voting common, par value $.01; 57,446,590 and 53,646,590 shares authorized at September 30, 1999 and June 30, 1999, respectively; 3,107,356 shares
      issued and outstanding at September 30, 1999 and June 30, 1999 .............................          62           62

  Additional paid-in capital .....................................................................     187,035      145,877
  Unearned stock-based compensation ..............................................................      (4,737)      (5,836)
  Accumulated deficit ............................................................................     (94,598)     (78,929)
                                                                                                     ---------    ---------

               Total stockholders' equity ........................................................      90,214       63,042
                                                                                                     ---------    ---------

               Total liabilities and stockholders' equity ........................................   $ 140,442    $ 106,870
                                                                                                     =========    =========


    The accompanying notes are an integral part of these condensed financial statements

                               EDISON SCHOOLS INC.
                       CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   (UNAUDITED)
                                                                 1999       1998
                                                                 ----       ----
Revenue from educational services                            $ 41,151    $ 24,004
Education and operating expenses:
  Direct site expenses                                         38,995      21,635
  Administration, curriculum and development                   10,585       5,890
  Preopening expenses                                           3,456       2,728
  Depreciation and amortization                                 3,587       2,391
                                                             --------    --------

        Total education and operating expenses                 56,623      32,644
                                                             --------    --------

        Loss from operations                                  (15,472)     (8,640)
Other income (expense):
  Interest income                                                 889       1,097
  Interest expense                                               (787)       (610)
  Other expenses                                                 (299)        (78)
                                                             --------    --------

        Total other                                              (197)        409
                                                             --------    --------

                   Net loss                                   (15,669)     (8,231)

  Preferred stock accretion                                      (516)       (257)
                                                             --------    --------

        Net loss attributable to common stockholders         $(16,185)   $ (8,488)
                                                             ========    ========

Per common share data:
  Basic and diluted net loss per share                       $  (5.21)   $  (2.73)
                                                             ========    ========

  Weighted average shares of common stock outstanding used
    in computing basic and diluted net loss per share           3,107       3,107
                                                             ========    ========

Pro forma per share data:
  Pro forma basic and diluted net loss per share             $  (0.46)   $  (0.32)
                                                             ========    ========

  Pro forma weighted average shares outstanding used in
    computing basic and diluted net loss per share             34,204      25,621
                                                             ========    ========


    The accompanying notes are an integral part of these condensed financial statements

                               Edison Schools Inc.
                       Condensed Statements of Cash Flows
               For three months ended September 30, 1999 and 1998
                             (Dollars in Thousands)

                                                                  (UNAUDITED)
  CASH FLOWS FROM OPERATING ACTIVITIES:                         1999        1998
                                                              ---------   ---------
  Net loss                                                    $(15,669)   $ (8,231)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization of property and equipment      3,277       2,132
    Amortization of deferred charter costs and original
      issue discount                                               (50)        (15)
    Stock-based compensation                                     1,100       1,657
    Equipment loss                                                 119          78
    Changes in working capital accounts                          3,900       1,192
                                                              --------    --------

        Cash used in operating activities                       (7,323)     (3,187)
                                                              --------    --------

Cash flows from investing activities:

  Additions to property and equipment                          (31,425)    (13,903)
  Proceeds from disposition of property and
    equipment, net                                                  --       4,445
  Proceeds from notes receivable and advances due from
    charter schools                                                683          36
  Notes receivable and advances due from charter schools        (3,786)     (3,562)
  Other assets                                                  (3,855)       (281)
                                                              --------    --------

        Cash used in investing activities                      (38,383)    (13,265)
                                                              --------    --------

Cash flows from financing activities:
  Proceeds from issuance of stock and warrants                  41,741      16,512
  Proceeds from notes payable                                       --       2,115
  Payments on notes payable and capital leases                  (1,648)     (1,191)
  Restricted cash                                                 (196)        238
                                                              --------    --------

        Cash provided by financing activities                   39,897      17,674
                                                              --------    --------

Increase (decrease) in cash and cash equivalents                (5,809)      1,222
Cash and cash equivalents at beginning of period                27,922       7,492
                                                              --------    --------
Cash and cash equivalents at end of period                    $ 22,113    $  8,714
                                                              ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the periods for interest                 $    671    $    489
                                                              ========    ========

Supplemental disclosure of non-cash investing and
 financing activities:
  Accretion of Series D preferred PIK dividend                $    516    $    257
                                                              ========    ========
  Additions to property and equipment included in
   accounts payable                                           $  7,413          --
                                                              ========    ========


The accompanying notes are an integral part of these condensed financial statements

                               EDISON SCHOOLS INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

     The unaudited condensed financial statements have been prepared by Edison Schools Inc (the "Company") in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring items necessary to present fairly the financial position and results of operations have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-84177), declared effective on November 10, 1999.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, certain school revenues and expenses, useful lives of assets, recoverability of equipment, deferred income tax valuation allowance, certain accrued expenses and expenses in connection with stock options and warrants; actual results could differ from these estimates.

     Because new schools are opened in the first fiscal quarter of each year, trends in the Company's business, whether favorable or unfavorable, will tend not to be reflected in the Company's quarterly financial results, but will be evident primarily in year-to-year comparisons. The first quarter of our fiscal year has historically reflected less revenue and lower expenses than the other three quarters. Historically, the Company has a lower gross site margin in the first fiscal quarter than in the remaining fiscal quarters. The Company also recognizes pre-opening costs primarily in the first and fourth quarters.

2.       DESCRIPTION OF BUSINESS

     The Company manages elementary and secondary public schools under contracts with school districts and charter school boards located in 16 states and Washington, D.C. The Company opened its first four school boards in the fall of 1995, and, as of September 30, 1999, operated 79 schools with approximately 38,000 students.

     The Company provides the education program, recruits and manages personnel, and maintains and operates the facilities at each school it manages. The Company also assists charter school boards in obtaining facilities and the related financing. As compensation for its services, the Company receives revenues which approximate, on a per pupil basis, the average per pupil spending of the school district in which the school is located.

                               EDISON SCHOOLS INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

3.   INITIAL PUBLIC OFFERING

      On November 17, 1999, the Company completed an initial public offering ("IPO") in which the Company sold 6,800,000 shares of its Class A Common Stock for net proceeds to the Company of approximately $109.3 million. Since the IPO was completed subsequent to the reporting period ended September 30, 1999, the Stockholders' equity section of the accompanying condensed Balance sheet includes preferred and common shares outstanding at that time.

     On October 5, 1999, the Board of Directors approved a proposal to amend and restate the Company's certificate of incorporation. On October 26, 1999, the amended and restated certificate of incorporation was approved by the Company's shareholders. The amended and restated certificate of incorporation became effective upon the closing of the IPO and, among other things, provided that outstanding Series A through G Preferred stock converted into Class A Common Stock upon the closing of the IPO with the number of shares upon conversion calculated as the original purchase price of each share plus accrued and unpaid dividends divided by the conversion price multiplied by nine-twentieths. In addition, each preferred share converted into a number of shares of Class B Common Stock upon the closing of the IPO calculated as the original purchase price for each share plus accrued and unpaid dividends divided by the conversion price multiplied by one-twentieth. Further, all outstanding shares of existing common stock converted into nine-twentieths of a share of Class A Common stock and one-twentieth of a Class B Common Stock upon the closing of the IPO. All fractional shares of Class A Common Stock and Class B Common Stock were rounded up to the next larger number. Additional information concerning the IPO and changes in the Company's capital structure since June 30, 1999 may be found in the financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-84177).

4.    NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Pursuant to SFAS No. 128, the basic and diluted earnings per common share information has been shown on the Condensed Statement of Operations adjusted retroactively for the periods presented to reflect the changes in the Company's capital structure discussed in Note 3. SFAS No. 128 also replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares, such as convertible preferred stock, stock options, and warrants, have been excluded from the computation, as their effect is antidilutive for all periods presented.

                               EDISON SCHOOLS INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

     The pro forma basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock assuming conversion of convertible preferred stock outstanding during the period under the if-converted method. Each outstanding share of common and preferred stock will automatically convert into 0.45 shares of class A common stock and 0.05 shares of class B common stock pursuant to the IPO discussed above. The calculation of pro forma net loss per share for the three month periods ended September 30, 1999 and 1998 are as follows:

                                                   SEPTEMBER 1999   SEPTEMBER 1998
Net Loss.........................................   $ 15,669,000    $  8,231,000
                                                    ============    ============

Common stock outstanding at July 1,..............      3,107,356       3,107,356
Convertible preferred stock outstanding July 1,..     28,211,171      21,724,146
Add:
Issuance of convertible preferred stock as if
  converted on a weighted average basis..........      2,885,242         789,272
                                                    ------------    ------------

Pro forma weighted average number of shares
  outstanding, assuming conversion of convertible
  preferred stock................................     34,203,769      25,620,774
                                                    ============    ============

Pro forma net loss per share.....................   $      (0.46)   $      (0.32)
                                                    ============    ============

5.  RELATED PARTY TRANSACTION

     In November 1999, the Company loaned $6,620,700 to H. Christopher Whittle, its President and Chief Executive Officer. The loan bears interest at the greater of the prime rate or the Company's actual borrowing rate, in effect from time to time, with payment due in full in November 2004. The proceeds from the loan were used by Mr. Whittle to purchase an aggregate of 652,500 shares of Class A Common Stock and 72,500 shares of Class B Common Stock for $3.00 per share through the exercise of existing stock options, and to pay income tax obligations resulting from the exercise of such options.

                               EDISON SCHOOLS INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)- CONTINUED

6.       LINE OF CREDIT

     In November 1999, the Company obtained a line of credit from Imperial Bank which provides for borrowings of up to $10 million (the "LOC"). The LOC is for 3 years and may be used for seasonal working capital needs and other general corporate purposes. The interest rate on the LOC is LIBOR plus 4% and it is collateralized by the general assets of the Company and is subject to financial covenants and restrictions, including minimum liquidity requirements and prohibition on the payment of dividends. As of December 15, 1999, no amounts had been borrowed under the LOC.

7.       ISSUANCE OF WARRANT

     In October 1999, in connection with an equipment financing, the Company issued to an equipment financing firm a warrant to purchase up to 30,000 shares of Series A Common Stock at an exercise price of $6.15 per share. Upon the closing of the IPO, each share of Series A Common Stock converted, automatically and without additional consideration, into 0.45 shares of Class A Common Stock and 0.05 shares of Class B Common Stock, and the warrant automatically adjusted to become a warrant to purchase 13,500 shares of Class A Common Stock and 1,500 shares of Class B Common Stock at an exercise price of $12.30 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, as more fully described under the caption "Additional Risk Factors that May Affect Future Results" and elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     We are the nation's largest private operator of public schools serving students from kindergarten through 12th grade. We contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on other public schools in the area. We opened our first four schools in August 1995 and have grown rapidly in every subsequent year, currently serving 38,000 students in 79 schools located in 16 states across the country and the District of Columbia.

     From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of September 30, 1999, our accumulated deficit since November 1996 was approximately $94.6 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. Because of our rapid growth, and in view of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful.

     Edison's curriculum expenses include the ongoing costs to maintain and support Edison's educational design. These expenses include the salaries and wages of trained educators in our central office curriculum department, the costs of providing professional training to our staff and teachers, including materials, and the ongoing costs of maintaining and updating the teaching methods and educational content of our program.

      We make a significant investment in each school we open. The investment generally includes:

         -        Initial staff training and professional development;

         - Technology, including laptop computers for teachers and, after the first year of operation, a computer for the home of every child above the second grade;

         - Books and other materials to support the Edison curriculum and school design, including enrollment fees for the Success for All reading program; and

         -        Upgrades in facilities.

REVENUE FROM EDUCATIONAL SERVICES

     Our revenue is principally derived from contractual relationships to manage and operate contract and charter schools. We also receive small amounts of revenue, which represented less than 0.5% of total revenue in fiscal 1999, from the collection of after-school program fees and food service costs. We receive per-pupil revenue from local, state and federal sources, including Title I and special education funding, in return for providing comprehensive education to our students. The per-pupil revenue is generally comparable to the funding spent on other public schools in the area. We recognize revenue for each school pro rata over the 11 months from August through June. Because the amount of revenue we receive for operating each school depends on the number of students enrolled, achieving site-specific enrollment objectives is necessary for satisfactory financial performance at the school. Both the amount of per-pupil revenue and the initial enrollment at each school become known at the beginning of the school year and generally tend not to vary significantly throughout the year. For these reasons, our revenue for each school year is largely predictable at the beginning of the school year.

DIRECT EXPENSES

     Direct site expenses include most of the expenses incurred on-site at our schools. The largest component of this expense is salaries and wages, primarily for principals and teachers. The remaining direct site expenses include on-site administration, facility maintenance and, in some cases, transportation and food services. Once staffing levels for the school year are determined, most of these expenses are fixed and, accordingly, variations in enrollment will generally not change the overall cost structure of a school for that year. Direct site expenses do not include teacher training and other pre-opening expenses associated with new schools, financing costs or depreciation and amortization related to technology, including computers for teachers and students, curriculum materials and capital improvements to school buildings.

GROSS SITE CONTRIBUTION AND GROSS SITE MARGIN

     We define gross site contribution as revenue from educational services less direct site expenses. Gross site margin is gross site contribution expressed as a percentage of revenue from educational services. Gross site contribution is a measurement of ongoing site-level operating performance of our schools. We believe it serves as a useful operating measurement when evaluating our schools' financial performance. Gross site contribution does not reflect all site-related costs, including depreciation and amortization or interest expense and principal repayment related to site-level investments, or on-site pre-opening expenses, and accordingly gross site contribution does not represent site-level profitability.

ADMINISTRATION, CURRICULUM AND DEVELOPMENT EXPENSES

     Support from our central office is important for the successful delivery of our curriculum and school design. Administration, curriculum and development expenses include those amounts related to the creation and enhancement of our curriculum, and our general, administrative and sales and marketing functions. These costs include costs for curriculum, assessment and training professionals, sales and marketing personnel, financial reporting and legal and technological support and travel expenses and other development activities.

PRE-OPENING EXPENSES

     Pre-opening expenses consist principally of various administrative and personnel costs incurred prior to the opening of a new school or the expansion of an existing school, particularly the costs for the initial training and orientation of professional staff, recruitment and travel expenses and expenses for temporary offices and staff. In connection with the establishment of a new school, we seek to hire the school's principal several months in advance of the school's opening. This allows the principal to hire staff, most of whom receive substantial professional training in the Edison education design prior to the first day of school. Pre-opening expenses generally are first incurred in the fourth quarter of the fiscal year prior to the school's opening or expansion and continue into the first quarter of the fiscal year in which the school opens. These costs are expensed as incurred.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization relates primarily to the investments we make in each school for books and other educational materials, including enrollment fees for the Success for All program, computers and other technology, and facility improvements. These investments support the Edison curriculum and school design and relate directly to our provision of educational services.

ENROLLMENT

     Our annual budgeting process establishes site-specific revenue and expense objectives, which include assumptions about enrollment and anticipated per-student funding. While our budgets include desired enrollment levels, we do not attempt to maximize enrollment based upon the physical capacity of our facilities. Our budgets are designed to achieve both financial and academic goals, both of which we believe are critical to the ongoing success of our business. Therefore, our budgets are designed to achieve the proper balance between financial performance and academic standards. While managed closely at each school, our school enrollment levels are evaluated by management in the aggregate.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL QUARTER ENDED SEPTEMBER 30, 1998

     REVENUE FROM EDUCATIONAL SERVICES. Our revenue from educational services increased to $41.2 million for the three months ended September 30, 1999 from $24.0 million for the same period of the prior year, an increase of 72%. The increase was primarily due to a 59% increase in student enrollment from 23,900 in the 1997-1998 school year to 38,000 in the 1998-1999 school year, reflecting both the opening of new schools and the expansion of existing schools.

     DIRECT SITE EXPENSES. Our direct site expenses increased to $39.0 million for the three months ended September 30, 1999 from $21.6 million for the same period of the prior year, an increase of 80.2%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 59% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $29.1 million for the three months ended September 30, 1999 from $15.9 million for the same period of the prior year.

     GROSS SITE CONTRIBUTION AND MARGIN. Our gross site contribution was $2.2 million for the three month period ended September 30, 1999 compared to $2.4 million for the same period of the prior year. The corresponding gross site margin decreased to 5.2% for the three months ended September 30, 1999 from 9.9% for the same period of the prior year. Though the current quarter's gross site margin reflects a decrease from the same quarter last year, this was expected. The prior year's first quarter's gross site contribution was unusually high as expenses estimated for certain sites for that quarter were subsequently revised upward and recorded later in the school year.

     ADMINISTRATION, CURRICULUM AND DEVELOPMENT EXPENSES. Our administration, curriculum and development expenses increased to $10.6 million for the three months ended September 30, 1999 from $5.9 million for the same period of the prior year, an increase of 79.7%. The increase was substantially due to greater personnel costs resulting from an increase of 101 headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. These expenses increased in part due to the additional reporting and administrative obligations required of us in connection with operating as a public company. Administration, curriculum and development expenses also includes $1.1 million of non-cash stock based compensation we incurred in the three months ended September 30, 1999 compared to $1.7 million for the same period of the prior year. Excluding these expenses, administration, curriculum and development and pre-opening expenses as a percentage of revenues increased to 31.4% for the three months ended September 30, 1999 from 29.0% for the same period of the prior year. On an annual basis, these costs as a percentage of revenue are anticipated to trend positively from the prior year.

      PRE-OPENING EXPENSES. Our pre-opening expenses increased to $3.5 million for the three months ended September 30, 1999 from $2.7 million for the same period of the prior year, an increase of 29.6 %. This increase was associated primarily with opening new schools and expanding existing schools for the 1999-2000 school year, with 14,000 new students enrolled compared to approximately 11,300 new students enrolled one year earlier.

     DEPRECIATION AND AMORTIZATION. Our depreciation and amortization increased to $3.6 million for the three months ended September 30, 1999 from $2.4 million for the same period of the prior year, an increase of 50%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our standard enrollment growth.

     EBITA, NET OF OTHER CHARGES. EBITDA, net of other charges, is defined as net loss excluding other income or loss, depreciation and amortization and non-cash stock based compensation. This amount for the three months ended September 30, 1999 was a negative $10.8 million compared to a negative $4.5 million for the same period of the prior year. The decline primarily resulted from lower gross site margin and increased administration, curriculum and development, and pre-opening expenses. On a per-student basis, negative EBITDA increased from $192 to $284 for the same period one year ago.

     OTHER INCOME AND EXPENSE. Other income and expenses was a net expense of $197,000 for the three months ended September 30, 1999 compared to an income of $409,000 in the same period of the prior year. The decrease was primarily due to lower interest income resulting from lower invested cash balances, increased interest expense from expanded borrowings and the recording of 16.5% of the net losses of APEX Online learning, Inc, a company which provides interactive advance placement courses for high school students over the Internet. We invested $5.0 million in APEX in July 1999, for a 16.5% ownership interest, and invested an additional $5.0 million in December 1999, increasing our ownership interest to 19.8%. Because of our significant ownership interest in APEX, we must recognize a pro rata portion of APEX's losses based upon our ownership interest, up to a maximum amount equal to our investment in APEX.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically operated in a negative cash flow position. To date we have financed our cash needs through a combination of equity and debt financing. In July 1999, we closed on $41.7 million of new equity capital. We completed an initial public offering of 6,800,000 shares of our Class A Common Stock in November 1999 (the "IPO"). These shares were sold to the public $18.00 per share, which, net of offering expenses, resulted in net proceeds of $109.3 million.

    For the three months ended September 30, 1999, we used approximately $7.3 million for operating activities. This use primarily resulted from $15.7 million of net loss partially offset by depreciation and amortization totaling $3.3 million, a $3.9 million net decrease in working capital accounts and a $1.1 million non-cash stock based compensation expense.

     During the same three month period, we advanced approximately $3.8 million to our charter board clients to help fund new or improved facilities for our students. Additionally, in July 1999, we invested $5.0 million in APEX Online Learning Inc., a company that provides interactive advanced placement courses for high school students over the Internet, and acquired a 16.5% ownership interest. In December 1999, we invested an additional $5.0 million in the APEX, increasing our ownership interest to 19.8%.

     In November 1999, we obtained a line of credit from Imperial Bank which provides for borrowings of up to $10 million (the "LOC"). The LOC is for 3 years and may be used for seasonal working capital needs and other general corporate purposes. The interest rate on the LOC is LIBOR plus 4% and it is secured by our general assets and is subject to financial covenants and restrictions, including the prohibition on the payment of dividends. As of December 15, 1999, no amounts had been borrowed under the LOC.

     We expect our cash on hand, including the proceeds of the IPO, borrowings under financing arrangements to finance technology and facilities-related expenditures together with expected repayments of advances we have made to charter boards, will be sufficient to meet our working capital needs over the next twelve months. As of October 31, 1999, the Company had approximately $19.9 million of available financing for its technology purchases.

     Our longer term requirements are for capital to fund operational losses, capital expenditures related to growth and for anticipated working capital needs and general corporate purposes. We expect to fund such expenditures and other longer term liquidity needs with cash generated from operations, the proceeds from the IPO and expanded financing arrangements. Depending on the terms of any financing arrangements, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

     In general, our ability to achieve positive cash flow will be dependent on the volume of schools with positive gross site contribution to offset central office and overhead expenses. Because gross site contribution is the difference between site revenues and site expenditures, positive gross site contribution can be achieved at a range of enrollment levels. While higher enrollment tends to have a positive effect on gross site contribution, our growth and cash flow do not depend on 100% enrollment.

     Capital expenditures for fiscal 2000 are expected to be approximately $40.0 million, which includes approximately $20.0 million for computers and other technology and $6.0 million for curriculum materials. Additionally, we expect to advance or lend $8.2 million to new charter board clients to help secure and renovate properties for schools opening in the 1999-2000 school year. We are also implementing enterprise-wide computer and software packages. Such systems include financial reporting, payroll, purchasing, accounts payable, human resources and other administrative modules as well as a student data and school management package. Through September 30, 1999, we have spent approximately $4.4 million. We expect the hardware, implementation costs and other maintenance expenditures to account for an additional $5.6 million over the next 24 to 36 months.

YEAR 2000

     Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because these computer programs may not properly recognize a year that begins with "20" instead of "19." This, in turn, could result in major system failures or miscalculations that could disrupt our business. We have formulated a plan to address our year 2000 issues and have created a year 2000 task force headed by our Chief Information Officer to implement the plan. Our year 2000 plan applies to our internal business systems and compliance by external customers and providers and has six phases:

         - ORGANIZATIONAL AWARENESS: educating our employees, senior management and the board of directors about the year 2000 issue;

         - INVENTORY: conducting a complete inventory of internal business systems and their relative priority to continuing business operations. In addition, this phase includes a complete inventory of critical vendors, suppliers and service providers and their year 2000 compliance status;

         - ASSESSMENT: assessing our internal business systems and the year 2000 compliance status of our important vendors, suppliers and service providers;

         - PLANNING:: preparing the individual project plans and project teams and other required internal and external resources to implement the solutions for year 2000 compliance;

         -        EXECUTION: implementing the solutions and fixes; and

         -        VALIDATION: testing the solutions for year 2000 compliance.

Our year 2000 plan will apply to our internal business systems and compliance by external customers and providers.

Internal Business Systems

     Our internal business systems and workstation business application will be a primary area of focus. Currently, we have no existing enterprise-wide business software. We do, however, have several key site-wide and departmental applications. The majority of these solutions are presented by their vendors as being fully year 2000 compliant.

     We have categorized all of our internal business systems as either critical or non-critical and have completed the organizational awareness, inventory and assessment phases for all critical internal business systems. We believe all of our critical systems are year 2000 compliant.

     We will not address the year 2000 compliance of some non-critical systems until after January 1, 2000. However, we believe that any failure of these systems would not cause significant disruption in our operations.

Compliance By External Providers, Contractors and Our School District and Charter Board Clients

     During calendar 1999, we completed the organizational awareness phase of our year 2000 plan with respect to suppliers, service providers, contractors and our school district and charter board clients to determine the extent to which our systems are susceptible to those third parties' failure to remedy their own year 2000 issues. We have also satisfactorily completed our inventory and assessment faces. We noted no instances in our assessments that would lead us to believe that material year 2000 non-compliant issues exist.

Costs to Address Year 2000 Issues

     Because we are in the position of implementing new enterprise-wide business applications, there are few, if any, year 2000 changes required to existing business applications. We have been informed by the vendors that all of the new business applications implemented, or in the process of being implemented in 1999, are year 2000 compliant.

     Excluding the cost of implementing our new enterprise wide system, we currently believe that the additional costs of implementing our year 2000 plan will not exceed $350,000 and will not have a material effect on our financial position.

Contingency Plan

    We have a contingency plan in place and will review and update the contingency plan as needed.

Summary

     We anticipate that the year 2000 issues will not have a material adverse effect on our financial position or results of operations. We can give no assurance, however, that the systems of our clients, other companies or government entities, on which we rely for supplies, cash payments and future business, will be timely converted or that a failure to convert by our clients or government entities would not have a material adverse effect on our business.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the other information set forth in this report, including our condensed financial statements and the related notes.

WE ARE A YOUNG COMPANY, HAVING OPENED OUR FIRST SCHOOLS IN FISCAL 1996; THIS MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

     We opened our first schools and recorded our first revenue in fiscal 1996. As a result, we have only four years of operating history on which you can base your evaluation of our business and prospects. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies like us who operate in new and rapidly evolving markets. Our failure to address these risks and uncertainties could cause our operating results to suffer and result in the loss of all or part of your investment.

WE HAVE  A HISTORY OF LOSSES AND EXPECT LOSSES IN THE FUTURE

     We have incurred substantial net losses in every fiscal period since we began operations. For the three months ended September 30, 1999, our net loss was $15.7 million. As of September 30, 1999, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $94.6 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise capital and continue operations.

THE PRIVATE, FOR-PROFIT MANAGEMENT OF PUBLIC SCHOOLS IS A RELATIVELY NEW AND UNCERTAIN INDUSTRY, AND IT MAY NOT BECOME PUBLICLY ACCEPTED

     Our future is highly dependent upon the development, acceptance and expansion of the market for private, for-profit management of public schools. This market has only recently developed and we are among the first companies to provide these services on a for-profit basis. We believe the first meaningful example of a school district contracting with a private company to provide core instructional services was in 1992, and we opened our first schools in August 1995. The development of this market has been accompanied by significant press coverage and public debate concerning for-profit management of public schools. If this business model fails to gain acceptance among the general public, educators, politicians and school boards, we may be unable to grow our business and the market price of our class A common stock would be adversely affected.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO IMPROVE THE ACADEMIC ACHIEVEMENT OF THE STUDENTS ENROLLED IN OUR SCHOOLS, AND WE MAY FACE DIFFICULTIES IN DOING SO IN THE FUTURE

     We believe that our growth will be dependent upon our ability to demonstrate general improvements in academic performance at our schools. Our management agreements contain performance requirements related to test scores. As average student performance at our schools increases, whether due to improvements in achievement over time by individual students in our schools or changes in the average performance levels of new students entering our schools, aggregate absolute improvements in student performance will be more difficult to achieve. If academic performance at our schools declines, or simply fails to improve, we could lose business and our reputation could be seriously damaged, which would impair our ability to gain new business or renew existing school management agreements.

WE COULD INCUR LOSSES AT OUR SCHOOLS IF WE ARE UNABLE TO ENROLL ENOUGH STUDENTS

     Because the amount of revenue we receive for operating each school depends on the number of students enrolled, and because many facility and on-site administrative costs are fixed, achieving site-specific enrollment objectives is an important factor in our ability to achieve satisfactory financial performance at a school. We may be unable to recruit enough students to attend all grades in our new schools or maintain enrollment at all grades in our existing schools. We sometimes do not have enough students to fill some grades in some schools, particularly the higher grades. It is sometimes more difficult to enroll students in the higher grades because older students and their parents are reluctant to change schools. To the extent we are unable to meet or maintain enrollment objectives at a school, the school will be less financially successful and our financial performance will be adversely affected.

WE ARE EXPERIENCING RAPID GROWTH, WHICH MAY STRAIN OUR RESOURCES AND MAY NOT BE SUSTAINABLE

     We have grown rapidly since we opened our first four schools in August 1995. For the 1999-2000 school year, we have grown to 79 schools. This rapid growth has sometimes strained our managerial, operational and other resources, and we expect that continued growth would strain these resources in the future. If we are to manage our rapid growth successfully, we will need to continue to hire and retain management personnel and other employees. We must also improve our operational systems, procedures and controls on a timely basis. If we fail to successfully manage our growth, we could experience client dissatisfaction, cost inefficiencies and lost growth opportunities, which could harm our operating results. We cannot guarantee that we will continue to grow at our historical rate.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN HIGHLY SKILLED PRINCIPALS AND TEACHERS IN THE NUMBERS REQUIRED TO GROW OUR BUSINESS

     Our success depends to a very high degree on our ability to attract and retain highly skilled school principals and teachers. For the 1999-2000 school year we hired approximately 750 new teachers and 20 new principals. Currently, there is a well-publicized nationwide shortage of teachers and other educators in the United States. In addition, we may find it difficult to attract and retain principals and teachers for a variety of reasons, including the following:

     - We generally require our teachers to work a longer day and a longer year than most public schools;

     - We tend to have a larger proportion of our schools in challenging locations, such as low-income urban areas, which may make attracting principals and teachers more difficult; and

     - We believe we generally impose more accountability on principals and teachers than do public schools as a whole.

     These factors may increase the challenge we face in an already difficult market for attracting principals and teachers. We have also experienced higher levels of turnover among teachers than is generally found in public schools nationally, which we attribute in part to these factors. If we fail to attract and retain principals and teachers in sufficient numbers or of a sufficient quality, we could experience client dissatisfaction and lost growth opportunities, which would adversely affect our business.

WE ARE CURRENTLY IMPLEMENTING NEW INFORMATION SYSTEMS, WHICH COULD CAUSE DISRUPTIONS TO OUR BUSINESS

     We are currently in the process of implementing a new student information system, as well as a new accounting, financial reporting and management information system. We may face difficulties in integrating these systems with our existing information and other systems. If we fail to successfully implement and integrate these new systems, we may not have access on a timely basis to the information we need to effectively manage our schools, our business and our growth.

WE MUST OPEN A LARGE NUMBER OF NEW SCHOOLS IN A SHORT PERIOD OF TIME AT THE BEGINNING OF EACH SCHOOL YEAR AND, IF WE ENCOUNTER DIFFICULTIES IN THIS PROCESS, OUR BUSINESS AND REPUTATION COULD SUFFER

     It is the nature of our business that virtually all of the new schools we open in any year must be opened within a few weeks of each other at the beginning of the school year. Each new school must be substantially functional when students arrive on the first day of school. This is a difficult logistical and management challenge, and the period of concentrated activity preceding the opening of the school year places a significant strain on our management and operational functions. We expect this strain will increase if we are successful in securing larger numbers of school management agreements in the future. If we fail to successfully open schools by the required date, we could lose school management agreements, incur financial losses and our reputation would be damaged. This could seriously compromise our ability to pursue our growth strategy.

OUR BUSINESS COULD SUFFER IF WE LOSE THE SERVICES OF KEY EXECUTIVES

     Our future success depends upon the continued services of a number of our key executive personnel, particularly Benno C. Schmidt, Jr., our Chairman of the Board of Directors, and H. Christopher Whittle, our President and Chief Executive Officer. Mr. Schmidt and Mr. Whittle have been instrumental in determining our strategic direction and focus and in publicly promoting the concept of private management of public schools. If we lose the services of either Mr. Schmidt or Mr. Whittle, or any of our other executive officers or key employees, our ability to grow our business would be seriously compromised and the market price of our class A common stock may be adversely affected. Also, we do not maintain any key man insurance on any of our executives.

WE DEPEND UPON COOPERATIVE RELATIONSHIPS WITH TEACHERS' UNIONS, BOTH AT THE LOCAL AND NATIONAL LEVELS

     With respect to contract schools, but generally not charter schools, union cooperation at the local level is often critical to us in obtaining new management agreements and maintaining existing management agreements. In those school districts where applicable, provisions of collective bargaining agreements must typically be waived in areas such as length of school day, length of school year, negotiated compensation policies and prescribed methods of evaluation in order to implement the Edison design at a contract school. We regularly encounter resistance from local teachers' unions during school board debates over whether to enter into a management agreement with us. If we fail to achieve and maintain cooperative relationships with local teachers' unions, we could lose business and our ability to grow could suffer, which could adversely affect the market price of our class A common stock. In addition, at the national level, the American Federation of Teachers and the National Education Association have substantial financial and other resources that could be used to influence legislation and public opinion in a way that would hurt our business.

WE COULD BE LIABLE FOR EVENTS THAT OCCUR AT OUR SCHOOLS

     We could become liable for the actions of principals, teachers and other personnel in our schools. In the event of on-site accidents, injuries or other harm to students, we could face claims alleging that we were negligent, provided inadequate supervision or were otherwise liable for the injury. We could also face allegations that teachers or other personnel committed child abuse, sexual abuse or other criminal acts. In addition, if our students commit acts of violence, we could face allegations that we failed to provide adequate security or were otherwise responsible for their actions, particularly in light of recent highly publicized incidents of school violence. Although we maintain liability insurance, this insurance coverage may not be adequate to fully protect us from these kinds of claims. In addition, we may not be able to obtain liability insurance in the future at reasonable prices or at all. A successful liability claim could injure our reputation and hurt our financial results. Even if unsuccessful, such a claim could cause unfavorable publicity, entail substantial expense and divert the time and attention of key management personnel.

OUR MANAGEMENT AGREEMENTS WITH SCHOOL DISTRICTS AND CHARTER BOARDS ARE TERMINABLE UNDER SPECIFIED CIRCUMSTANCES AND GENERALLY EXPIRE AFTER A TERM OF FIVE YEARS

     Our management agreements generally have a term of five years. When we expand by adding an additional school under an existing management agreement, the term with respect to that school generally expires at the end of the initial five-year period. We have limited experience in renewing management agreements, having renewed only one management agreement covering four schools to date. We cannot be assured that any management agreements will be renewed at the end of their term. Management agreements representing 16 schools, accounting for 28.3% of our total revenue for fiscal 1999, will expire at the end of the 1999-2000 school year, and management agreements representing 10 schools, accounting for 21.1% of our total revenue for fiscal 1999, will expire at the end of the 2000-2001 school year. In addition, management agreements representing 13 schools, accounting for 25.8% of our total revenue for fiscal 1999, are terminable by the school district or charter board at will, with or without good reason, and all of our management agreements may be terminated for cause, including a failure to meet specified educational standards, such as academic performance based on standardized test scores. If we fail to renew a significant number of management agreements at the end of their term, or if management agreements are terminated prior to their expiration, our reputation and financial results would be adversely affected.

OUR MANAGEMENT AGREEMENTS INVOLVE FINANCIAL RISK

     Under all of our management agreements, we agree to operate a school in return for per-pupil funding that generally does not vary with our actual costs. To the extent our actual costs under a management agreement exceed our budgeted costs, or our actual revenue is less than planned because we are unable to enroll as many students as we anticipated or for any other reason, we could lose money at that school. We are generally obligated by our management agreements to continue operating a school for the duration of the contract even if it becomes unprofitable to do so.

WE HAVE LIMITED EXPERIENCE OPERATING FOUR-YEAR HIGH SCHOOLS

     An element of our strategy is to increase our business with existing customers by opening new schools in school districts with whom we have an existing relationship. An important aspect of this strategy is to open Edison high schools in districts in which we operate elementary and middle schools. In the 1998-1999 school year, we operated one high school through the 11th grade. In the current school year, we added the senior year to that school and opened our first four-year high school. Because we have just begun to operate all four years of a high school, our complete high school curriculum, school design and operating plan are not fully tested. In addition, school districts typically spend more per pupil on high school education than on elementary education. By contrast, some of our management agreements provide that we receive for each student, regardless of grade level, the average per-pupil funding spent by the school district for all grade levels. For this reason, in these schools we receive less per high school student than is spent by the school district for each of its high school students. In these situations, our success depends upon our ability to deliver our high school design for the same per-pupil spending as in our elementary schools. If we are unable to successfully and profitably operate high schools, our ability to pursue our growth strategy will be impaired, which could adversely affect the market price of our class A common stock.

 OUR LENGTHY SALES CYCLE COULD DELAY NEW BUSINESS

    The time between initial contact with a potential contract or charter client and the ultimate opening of a school, and related recognition of revenue, typically ranges between 10 and 20 months. Our sales cycle for contract schools is generally very long due to the approval process at the local school board level, the political sensitivity of converting a public school to private management and the need, in some circumstances, for cooperation from local unions. We also have a lengthy sales cycle for charter schools for similar reasons, as well as the need to arrange for facilities to house the school. As a result of this lengthy sales cycle, we have only a limited ability to forecast the timing of new management agreements. Any delay in completing, or failure to complete, management agreements could hurt our financial performance.

WE COULD LOSE MONEY IF WE UNDERESTIMATE THE REAL ESTATE COSTS ASSOCIATED WITH ACQUIRING OR RENOVATING A CHARTER SCHOOL

     If we incur unexpected real estate cost overruns in acquiring or renovating a charter school, we could lose money in operating the school. Our decision to enter into a management agreement for a charter school, and our estimate of the financial performance of the charter school, is based, in part, on the estimated facility financing cost associated with renovating an existing facility or building a new facility to house the charter school. This cost varies widely from minimal amounts for minor upgrades to between $4.0 million to more than $8.0 million for new construction. Each charter school absorbs a portion of its facility financing costs each year through its leasing and similar expenses. If these expenses exceed our estimates for the charter school, the charter school could lose money and our financial results would be adversely affected.

WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOLS THAT MAY NOT BE REPAID

     As of September 30, 1999, we had receivables from charter boards of approximately $15.0 million. The amounts advanced were used to finance the purchase or renovation of school facilities we manage. We generally have not charged interest on these loans and advances. Approximately $5.8 million of these receivables, representing six schools, are unsecured or subordinated to a senior lender. Receivables of $9.2 million, representing two schools, may be accelerated upon termination of the corresponding management agreement with the charter school. If these loans are not repaid when due, our financial results could be adversely affected.

WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

     We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. While the charter board is generally responsible for locating and financing its own school building, the holders of school charters, which are often non-profit organizations, typically do not have the resources required to obtain the financing necessary to secure and maintain the school building. For this reason, if we want to obtain a management agreement with the charter board, we must often help the charter board arrange for the necessary financing. For three of our charter schools, we have entered into a long-term lease for the school facility which exceeds the current term of the management agreement by as much as 14 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of September 30, 1999, our aggregate future lease obligations totaled $24.4 million, with varying maturities over the next 18 years. In four of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. We do not charge interest on these advances. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. As of September 30, 1999, the amount of loans we had guaranteed totaled $4.9 million.

OUR FINANCIAL RESULTS ARE SUBJECT TO SEASONAL PATTERNS AND OTHER FLUCTUATIONS FROM QUARTER TO QUARTER

     We expect our results of operations to experience seasonal patterns and other fluctuations from quarter to quarter. The factors that could contribute to fluctuations, which could have the effect of masking or exaggerating trends in our business and which could hurt the market price of our class A common stock, include:

     - Because new schools are opened in the first fiscal quarter of each year, increases in student enrollment and related revenue and expenses will first be reflected in that quarter. Subsequent to the first quarter, student enrollment is expected to remain relatively stable throughout a school year, and, accordingly, trends in our business, whether favorable or unfavorable, will tend not to be reflected in our quarterly financial results, but will be evident primarily in year-to-year comparisons.

- We recognize revenue for each school pro rata over the 11 months from August through June, and we recognize no school revenue in July. Most of our site costs are recognized over the 11 months from August through June. For this reason, the first quarter of our fiscal year has historically reflected less revenue and lower expenses than the other three quarters, and we expect this pattern to continue.

- Our recognition of site-related expenses in the first fiscal quarter is proportionally greater than the revenue recognition because some site expenses are incurred in July and no revenue is recorded in July. This results in lower gross site margin in the first fiscal quarter than in the remaining fiscal quarters. We also recognize pre-opening costs primarily in the first and fourth quarters.

     Our financial results can vary among the quarters within any fiscal year for other reasons, including unexpected enrollment changes, greater than expected costs of opening schools or delays in opening new schools.

WE EXPECT OUR MARKET TO BECOME MORE COMPETITIVE

     We expect the market for providing private, for-profit management of public schools will become increasingly competitive. Currently, we compete with a relatively small number of companies which provide these services, and they have to date primarily focused on the operation of charter schools. These companies could, however, begin to compete with us at any time for contract schools. In addition, a variety of other types of companies and entities could enter the market, including colleges and universities, other private companies that operate higher education or professional education schools and others. Our existing competitors and these new market entrants could have financial, marketing and other resources significantly greater than ours. We also compete for public school funding with existing public schools, who may elect not to enter into management agreements with private managers or who may pursue alternative reform initiatives, such as magnet schools and inter-district choice programs. In addition, in jurisdictions where voucher programs have been authorized, we will begin to compete with existing private schools for public tuition funds. Voucher programs provide for the issuance by local or other governmental bodies of tuition vouchers to parents worth a certain amount of money that they can redeem at any approved school of their choice, including private schools. If we are unable to compete successfully against any of these existing or potential competitors, our revenues could be reduced, resulting in increased losses.

FAILURE TO RAISE NECESSARY ADDITIONAL CAPITAL COULD RESTRICT OUR GROWTH AND HINDER OUR ABILITY TO COMPETE

      We have had negative cash flow in every fiscal period since we began operations and are not certain when we will have positive cash flow, if at all. We do not currently have a line of credit. We have regularly needed to raise funds in order to operate our business and may need to raise additional funds in the future. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue additional equity securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of class A common stock. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

WE MUST RECOGNIZE A PORTION OF ANY LOSSES OF APEX ONLINE LEARNING INC.

     In July 1999, we acquired a 16.5% ownership interest in APEX Online Learning Inc., a company which provides interactive advance placement courses for high school students over the Internet, for $5.0 million. In December 1999, we invested an additional $5.0 million in APEX, increasing our ownership interest to 19.8%. Because of our significant ownership interest in APEX, we must recognize a pro rata portion of APEX's losses based upon our ownership interest, up to a maximum amount equal to our investment in APEX. We expect APEX to recognize losses into the future. If APEX does not become profitable, we will be required to recognize losses attributable to APEX, and our reported financial performance could suffer.

WE MAY BE HURT BY THE YEAR 2000 PROBLEM

    We are currently in the process of testing the information and non-information technology systems we use internally for year 2000 compliance. We are also determining whether critical third parties with which we do business are year 2000 compliant. We are particularly dependent on the year 2000 compliance of our school district and charter board clients because their failure to be year 2000 compliant could cause our receipt of payment from them to be delayed. Our failure, or the failure of third parties with which we do business, to be year 2000 compliant could hurt our business in a number of other ways, including:

     - The Common, our Internet-based, internal messaging and information system, which connects all of our schools and allows parents to communicate by e-mail with teachers and administrators, could fail, requiring that we use other means of communications;

     - The computers we use in our schools and the computers we provide to our families could fail, disrupting the computer-based portion of our educational program;

     - We might be unable to receive materials and supplies from our vendors that are necessary for operating our existing schools or opening new schools;

     - Heating and cooling, security and other operational systems and equipment at our schools could fail;

     -    Our voicemail system could fail; and

     - Our payroll and human resources software, our financial reporting system software and other software we use could fail and cause disruption to our business, such as delaying payment of salaries and wages to our employees, preventing us from producing financial information needed to manage our business, or causing other unforeseen problems.

WE RELY ON GOVERNMENT FUNDS FOR SPECIFIC EDUCATION PROGRAMS, AND OUR BUSINESS COULD SUFFER IF WE FAIL TO COMPLY WITH RULES CONCERNING THE RECEIPT AND USE OF THE FUNDS

    We benefit from funds from federal and state programs to be used for specific educational purposes. Funding from the federal government under Title I of the Elementary and Secondary Education Act, which provides federal funds for children from low-income families, accounts for approximately 6% of our total revenue. We estimate that funding from other federal and state programs accounts for an additional 12% of our total revenue. A number of factors relating to these government programs could lead to adverse effects on our business:

- These programs have strict requirements as to eligible students and allowable activities. If we or our school district and charter board clients fail to comply with the regulations governing the programs, we or our clients could be required to repay the funds or be determined ineligible to receive these funds, which would harm our business.

- If the income demographics of a district's population were to change over the life of our management agreement for a school in the district, resulting in a decrease in Title I funding for the school, we would receive less revenue for operating the school and our financial results could suffer.

- Funding from federal and state education programs is allocated through formulas. If federal or state legislatures or, in some case, agencies were to change the formulas, we could receive less funding and the growth and financial performance of our business would suffer.

- Federal, state and local education programs are subject to annual appropriations of funds. Federal or state legislatures or local officials could drastically reduce the funding amount of appropriation for any program, which would hurt our business and our ability to grow.

- The Elementary and Secondary Education Act, including Title I, is scheduled for reauthorization by Congress in 1999. If Congress does not reauthorize or provide interim appropriation for the Elementary and Secondary Education Act, we would receive less funding and our growth and financial results would suffer.

- Most federal education funds are administered through state and local education agencies, which allot funds to school boards and charter boards. These state and local education agencies are subject to extensive government regulation concerning their eligibility for federal funds. If these agencies were declared ineligible to receive federal education funds, the receipt of federal education funds by our school board or charter board clients could be delayed, which could in turn delay our payment from our school board and charter board clients.

- We could become ineligible to receive these funds if any of our high-ranking employees commit serious crimes.

WE COULD BE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION BECAUSE WE BENEFIT FROM FEDERAL FUNDS, AND OUR FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS COULD RESULT IN THE REDUCTION OR LOSS OF FEDERAL EDUCATION FUNDS

     Because we benefit from federal funds, we must also comply with a variety of federal laws and regulations not directly related to any federal education program, such as federal civil rights laws and laws relating to lobbying. Our failure to comply with these federal laws and regulations could result in the reduction or loss of federal education funds which would cause our business to suffer. In addition, our management agreements are potentially covered by federal procurement rules and regulations because our school district and charter board clients pay us, in part, with funds received from federal programs. Federal procurement rules and regulations generally require competitive bidding, awarding contracts based on lowest cost and similar requirements. If a court or federal agency determined that a management agreement was covered by federal procurement rules and regulations and was awarded without compliance with those rules and regulations, then the management agreement could be voided and we could be required to repay any federal funds we received under the management agreement, which would hurt our business.

WE RECEIVE ALL OF OUR REVENUE FROM PUBLIC SOURCES AND ANY REDUCTION IN GENERAL FUNDING LEVELS FOR EDUCATION COULD HURT OUR BUSINESS

     All of our revenue is derived from public sources. If general levels of funding for public education were to decline, the field of school districts in which we could profitably operate schools would likewise diminish, and our ability to grow by adding new schools would suffer. In addition, our management agreements generally provide that we bear the risk of lower levels of per-pupil funding, which would be directly reflected in lower revenue to us, even if our costs do not decline accordingly.

RESTRICTIONS ON GOVERNMENT FUNDING OF FOR-PROFIT SCHOOL MANAGEMENT COMPANIES COULD HURT OUR BUSINESS

     Any restriction on the use of federal or state government educational funds by for-profit companies could hurt our business and our ability to grow. From time to time, a variety of proposals have been introduced in state legislatures to restrict or prohibit the management of public schools by private, for-profit entities like us. For example, a bill filed in Minnesota that would have prohibited for-profit entities from managing charter schools in that state was defeated in both 1997 and 1998. A similar bill in Massachusetts was not voted out of committee. Additionally, Idaho's charter school law may, subject to interpretation, restrict our ability to manage schools in that state. If states were to adopt legislation prohibiting for-profit entities from operating public schools, the market for our services could suffer.

THE OPERATION OF OUR CHARTER SCHOOLS DEPENDS ON THE MAINTENANCE OF THE UNDERLYING CHARTER GRANT

     Our 16 charter schools operate under a charter that is typically granted by a state authority to a third-party charter holder, such as a community group or established non-profit organization. Our management agreement in turn is with the charter holder or the charter board. If the state charter authority were to revoke the charter, which could occur based on actions of the charter board outside of our control, we would lose the right to operate that school. In addition, many state charter school statutes require periodic reauthorization. Charter schools accounted for

33.5% of our total revenue in fiscal 1999, or $44.5 million. If state charter school legislation were not reauthorized or were substantially altered in a meaningful number of states, our business and growth strategy would suffer and we could incur losses.

OUR STOCK PRICE MAY BE VOLATILE

     The market price of the class A common stock may fluctuate significantly in response to the risks discussed above, as well as other factors, some of which are beyond our control. These other factors include:

-        Variations in our quarterly operating results;

-        Changes in securities analysts' estimates of our financial performance;

-        Changes in market valuations of similar companies;

-        Future sales of our class A common stock or other securities; and

-        General stock market volatility.

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

ANTI-TAKEOVER PROVISIONS OF DELAWARE LAW AND OUR CHARTER AND BYLAWS COULD PREVENT OR DELAY A CHANGE IN CONTROL

     Provisions of Delaware law, our charter and our bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that certain investors might be willing to pay in the future for shares of class A common stock, and could have the effect of delaying, deferring or preventing a change in control of Edison. These provisions include:

-        The high-vote nature of the class B common stock;

- Restrictions on removal of directors, which may only be effected for cause and only by a vote of the holders of 80% of the class of common stock that elected the director;

- Section 203 of the General Corporation Law of Delaware which could have the effect of delaying transactions with interested stockholders;

-        A prohibition of stockholder action by written consent; and

- Procedural and notice requirements for calling and bringing action before stockholder meetings.

OUR OFFICERS AND DIRECTORS EXERCISE SIGNIFICANT CONTROL OVER OUR AFFAIRS, WHICH COULD RESULT IN THEIR TAKING ACTIONS OF WHICH OTHER STOCKHOLDERS DO NOT APPROVE

    Immediately following the closing of our initial public offering, our officers and directors and entities affiliated with them together beneficially owned 30,824,113 shares of class A common stock and 3,424,967 shares of class B common stock. These shares represent approximately 75.2% of the voting power of the class A common stock, including the ability to elect six of the seven class A directors; approximately 90.1% of the voting power of the class B common stock, including the ability to elect all of the four class B directors; and approximately 82.4% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by our officers and directors and others affiliated with them, 2,299,951 shares of class A common stock and 255,569 shares of class B common stock are subject to options exercisable within 60 days of October 1, 1999. These stockholders, if they act together, will be able to exercise control over all matters requiring approval by our stockholders, including the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change of control is proposed.

     In addition, immediately following the closing of the initial public offering, H. Christopher Whittle, our President and Chief Executive Officer and a director, beneficially owned 10,064,329 shares of class A common stock and 1,333,051 shares of class B common stock. These shares represent approximately 25.4% of the voting power of the class A common stock, including the ability to elect two of the seven class A directors; approximately 36.6% of the voting power of the class B common stock, including the ability to elect one of the four class B directors; and approximately 30.7% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by Mr. Whittle and his affiliates, 926,752 shares of class A common stock and 102,979 shares of class B common stock are subject to options exercisable within 60 days of October 1, 1999. Mr. Whittle and his affiliates also own options not exercisable within 60 days of October 1, 1999 covering 3,448,201 shares of class A common stock and 382,848 shares of class B common stock. To the extent Mr. Whittle exercises these options, his voting power will be increased. In addition, if the other holders of class B common stock sell a significant portion of their class B common stock, the voting power of Mr. Whittle's class B common stock will further concentrate. Also, if the other holders of class B common stock reduce their common stock holdings below a specified threshold, then their class B common stock will automatically convert into class A common stock, further increasing Mr. Whittle's voting power. The class B common stock generally converts into class A common stock upon its transfer. However, shares of class B common stock transferred to Mr. Whittle do not automatically convert into class B common stock. Consequently, Mr. Whittle can also increase his voting power by acquiring shares of class B common stock from other stockholders.

PLEDGES OF SHARES OF OUR COMMON STOCK BY MR. WHITTLE COULD RESULT IN VOTING POWER SHIFTING TO THE HANDS OF HIS LENDERS

     Immediately following the closing of the initial public offering, Mr. Whittle and WSI Inc., a corporation controlled by Mr. Whittle, directly or indirectly owned 2,967,121 shares of class A common stock and 544,510 shares of class B common stock, including 852,429 shares of class A common stock and 94,715 shares of class B common stock which represents WSI's partnership interest in limited partnerships that hold Edison stock. These figures include shares issuable upon the exercise of options within 60 days of October 1, 1999. Mr. Whittle and WSI have pledged to Morgan Guaranty Trust Company of New York all of their direct and indirect interests in Edison to secure personal obligations. These obligations become due in August 2002 and interest on these obligations is payable quarterly. Of these shares, Morgan allowed WSI to pledge 500,002 shares to another lender. Upon satisfaction of WSI's obligation to the other lender, these shares would revert back to being pledged to Morgan. Morgan also allowed WSI to grant options to purchase an aggregate of 65,991 of these shares to other investors. If these options were not exercised, these shares would revert back to being pledged to Morgan. If Mr. Whittle and WSI were to default on their obligations to Morgan and Morgan were to foreclose on its pledge, the class B common stock transferred directly or indirectly to Morgan would be converted into class A common stock. Thereafter, based on current holdings, and assuming the shares pledged to the other lender and the shares subject to options to other investors revert to the Morgan pledge, Morgan, together with its affiliates who are currently stockholders of Edison, would beneficially own 6,067,992 shares of class A common stock, including shares subject to options exercisable within 60 days of October 1, 1999. The holdings of Morgan and its affiliates would then represent 15.4% of the voting power of the class A common stock, 9.5% of the voting power of the class B common stock and 12.0% of the combined voting power. This would enable Morgan to exercise greater influence over corporate matters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently have market risk sensitive instruments related to interest rates. We had outstanding long-term notes payable of $13.3 million at September 30, 1999. Interest rates on the notes are fixed and range from 15.0% to 20.4% per annum and have terms of 36 to 48 months.

     We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

     Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $22.1 million at September 30, 1999 and we generally invest cash in money market accounts and short term investment grade marketable securities. We do not purchase or hold derivative financial instruments for trading purposes.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings from time to time incidental to the conduct of its business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on its financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In October 1999, in connection with an equipment financing, the Company issued to an equipment financing firm a warrant to purchase up to 30,000 shares of Series A Common Stock at an exercise price of $6.15 per share. Upon the closing of the Company's initial public offering, each share of Series A Common Stock converted, automatically and without additional consideration, into 0.45 shares of Class A Common Stock and 0.05 shares of Class B Common Stock, and the warrant automatically adjusted to become a warrant to purchase 13,500 shares of Class A Common Stock and 1,500 shares of Class B Common Stock at an exercise price of $12.30 per share.

     Between July 1, 1999 and September 30, 1999, the Company issued options to directors and employees to purchase an aggregate of 354,000 shares of Series A Common Stock at a weighted average exercise price of $6.15 per share. Upon the closing of the Company's initial public offering, these options automatically adjusted to become options to purchase an aggregate of 159,300 shares of Class A Common Stock and 17,700 shares of Class B Common Stock at a weighted average exercise price of $12.30 per share.

     In December 1999, the Company issued options under its 1999 Stock Incentive Plan to purchase an aggregate of 39,157 shares of Class A Common Stock at a weighted average exercise price of $12.30 per share.

     No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in
Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of options to purchase Series A Common Stock, Class A Common Stock and Class B Common Stock, Rule 701 of the Securities Act. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

     In connection with the Company's initial public offering, on November 10, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (Registration No. 333-84177) effective. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation and J.P. Morgan Securities Inc., and their respective foreign affiliates, served as the managing underwriters of the offering. On November 17, 1999, the Company sold 6,800,000 shares of its Class A Common Stock at $18.00 per share to the underwriters. The Company's net proceeds from the offering were $109.3 million, reflecting gross proceeds of $122.4 million net of underwriting discount of approximately $8.6 million and other estimated offering costs of approximately $4.5 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Pursuant to an Action by Written Consent of Stockholders in Lieu of a Meeting, dated July 26, 1999, the holders of 5,625,523 shares of the Company's Common Stock (out of 6,214,712 shares outstanding) and 51,182,768 shares of the Company's convertible preferred stock (out of 61,300,389 shares outstanding) approved changing the name of the Company from The Edison Project, Inc. to Edison Schools Inc.

     Pursuant to an Action by Written Consent of Stockholders in Lieu of a Meeting, dated October 26, 1999, the following matters were approved by the holders of 5,997,929 shares of the Company's Common Stock (out of 6,214,712 shares outstanding) and 61,726,362 shares of the Company's convertible preferred stock (out of 63,209,579 shares outstanding):

         (a) The Company's Fifth Amended and Restated Certificate of Incorporation;

         (b) The Company's Sixth Amended and Restated Certificate of Incorporation, subject to the completion of the Company's initial public offering;

         (c) The Company's Second Amended and Restated By-laws, subject to the completion of the Company's initial public offering;

         (d) Ratification of the appointment of the following persons to the Board of Directors of the Company:

                           H. Christopher Whittle
                           Benno C. Schmidt, Jr.
                           Virginia G. Bonker
                           John W. Childs
                           Ramon C. Cortines
                           Charles J. Delaney
                           Laura K. Eshbaugh
                           Robert Finzi
                           John B. Fullerton
                           Janet A. Hickey
                           Klas Hillstrom
                           Bert Kolde
                           Jeffrey T. Leeds
                           Brian P. Mathis
                           William F. Weld

         (e)      Adoption of the 1999 Stock Incentive Plan;

         (f) Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's Independent Auditors; and

         (g)      Corporate Cleanup.

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  10.1 Revolving Credit Agreement, dated as of November 12, 1999, between the Company and Imperial Bank

                  10.2 Security Agreement, dated as of November 12, 1999, between the Company and Imperial Bank

                  10.3 Promissory Note, dated as of November 12, 1999, issued by the Company in the name of Imperial Bank

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

     On November 23, 1999, the Company filed a report on Form 8-K announcing that on November 22, 1999, the Company issued a press release regarding a contract with the Dallas Independent School District.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EDISON SCHOOLS INC.

Date  December 23, 1999            /s/ H. Christopher Whittle
      -----------------                ----------------------
                                       H. Christopher Whittle
                                       President, Chief Executive Officer and Director


Date  December 23, 1999            /s/ James L. Starr
      -----------------                ----------------------
                                       James L. Starr
                                       Executive Vice President and Chief Financial Officer
                                       (Principal Accounting Officer)

                                EXHIBIT INDEX
                                -------------

                  10.1 Revolving Credit Agreement, dated as of November 12, 1999, between the Company and Imperial Bank

                  10.2 Security Agreement, dated as of November 12, 1999, between the Company and Imperial Bank

                  10.3 Promissory Note, dated as of November 12, 1999, issued by the Company in the name of Imperial Bank

                  27.1     Financial Data Schedule