Form 10-Q
period 1999-12-31
EDISON SCHOOLS INC
filed 2000-02-14
CIK 1089567

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               -     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               -     OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (212) 419-1600

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

                    (1) Yes (X)  No ( )   (2) Yes (X)  No ( )

    The number of shares outstanding of each of the Registrant's classes of common stock:

                                   38,941,451

  (Number of shares of Class A Common Stock Outstanding as of January 31, 2000)

                                    3,543,800

  (Number of shares of Class B Common Stock Outstanding as of January 31, 2000)

                               EDISON SCHOOLS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999



                                                                                                                            PAGE
                                                                                                                            ----

PART I. FINANCIAL INFORMATION

             ITEM 1. FINANCIAL STATEMENTS
             Condensed Balance Sheets as of December 31, 1999 (unaudited) and
               June 30, 1999...................................................................................                3
             Condensed Statements of Operations for the Three Months and Six Months Ended
               December 31, 1999 and 1998 (unaudited)..........................................................                4
             Condensed Statements of Cash Flows for the Six Months Ended
               December 31, 1999 and 1998 (unaudited)..........................................................                5
             Notes to Condensed Financial Statements (unaudited)...............................................              6-8
             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...............................................................             9-23
             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................               23

PART II.     OTHER INFORMATION

             ITEM 1. LEGAL PROCEEDINGS ........................................................................               24
             ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................               24
             ITEM 3. DEFAULTS UPON SENIOR SECURITIES...........................................................               24
             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................               24
             ITEM 5. OTHER INFORMATION ........................................................................               24
             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................................               25
                     SIGNATURES ...............................................................................               26

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               EDISON SCHOOLS INC.
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          DECEMBER 31,         JUNE 30,
                                                                                              1999               1999
                                                                                           ---------          ---------
                                                                                          (UNAUDITED)

ASSETS:
Current assets:
     Cash and cash equivalents .........................................................   $ 103,450          $  27,922
     Accounts receivable ...............................................................      25,995             12,035
     Notes and other receivables .......................................................      15,112              9,712
     Other current assets ..............................................................       4,075              1,440
                                                                                           ---------          ---------
           Total current assets ........................................................     148,632             51,109

Property and equipment, net ............................................................      73,542             42,871
Restricted cash ........................................................................       2,682              2,432
Notes and other receivables, less current portion ......................................       4,397              3,893
Stockholder notes receivable ...........................................................       7,068              2,478
Other assets ...........................................................................      12,633              4,087
                                                                                           ---------          ---------
          Total assets .................................................................   $ 248,954          $ 106,870
                                                                                           =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Current portion of long term debt .................................................   $   8,998          $   6,661
     Accounts payable ..................................................................      11,350             12,014
     Accrued expenses ..................................................................      13,358              9,800
                                                                                           ---------          ---------
         Total current liabilities .....................................................      33,706             28,475

Long term debt, less current portion ...................................................      13,429              8,264
Stockholders' notes payable ............................................................       6,611              6,611
Other liabilities ......................................................................         594                478
                                                                                           ---------          ---------
     Total liabilities .................................................................      54,340             43,828
                                                                                           ---------          ---------

Stockholders' equity:
    Preferred Stock:
         Series A-G, par value $.01; 77,931,054 shares authorized;
         56,422,341 shares issued and outstanding at June 30, 1999,
         (aggregate liquidation preference of $146,990,753 at June 30, 1999) ...........           -              1,868
    Common stock:
         Series A-H and non-voting common, par value $.01; 107,293,178 shares authorized; 6,214,711 shares issued and outstanding at
         June 30, 1999 .................................................................           -                 62
         Class A Common, par value $.01; 150,000,000 shares authorized; 38,941,451
         shares issued and outstanding at December 31, 1999 ............................         389                  -
         Class B Common, par value $.01; 5,000,000 shares authorized; 3,543,800 shares
        issued and outstanding at December 31, 1999 ....................................          36                  -
Additional paid-in capital .............................................................     301,301            145,877
Unearned stock-based compensation ......................................................      (4,295)            (5,836)
Stockholder receivable .................................................................      (2,175)                 -
Accumulated deficit ....................................................................    (100,642)           (78,929)
                                                                                           ---------          ---------
         Total stockholders' equity ....................................................     194,614             63,042
                                                                                           ---------          ---------
         Total liabilities and stockholders' equity ....................................   $ 248,954          $ 106,870
                                                                                           =========          =========


    The accompanying notes are an integral part of these condensed financial statements

                               EDISON SCHOOLS INC.
                       CONDENSED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                             (UNAUDITED)
                                                                                             -----------
                                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                            1999          1998          1999          1998
                                                                            ----          ----          ----          ----

Revenue from educational services .....................................  $  61,596     $  35,576     $ 102,747     $  59,580
Education and operating expenses:
     Direct site expenses .............................................     51,693        30,449        90,688        52,084
     Administration, curriculum and development .......................      9,571         7,854        20,156        13,744
     Preopening expenses ..............................................      1,002           371         4,458         3,099
     Depreciation and amortization ....................................      5,538         3,508         9,125         5,899
                                                                         ---------     ---------     ---------     ---------
          Total education and operating expenses ......................     67,804        42,182       124,427        74,826
                                                                         ---------     ---------     ---------     ---------

           Loss from operations .......................................     (6,208)       (6,606)      (21,680)      (15,246)
Other income (expense):
     Interest income ..................................................      1,314         1,353         2,203         2,450
     Interest expense .................................................       (741)         (697)       (1,528)       (1,307)
     Other expenses ...................................................       (409)           71          (708)           (7)
                                                                         ---------     ---------     ---------     ---------
           Total other ................................................        164           727           (33)        1,136
                                                                         ---------     ---------     ---------     ---------

           Net loss ...................................................     (6,044)       (5,879)      (21,713)      (14,110)

Preferred stock accretion .............................................          -          (256)            -          (513)
                                                                         ---------     ---------     ---------     ---------
            Net loss attributable to common stockholders ..............  $  (6,044)    $  (6,135)    $ (21,713)    $ (14,623)
                                                                         =========     =========     =========     =========
Per common share data:
      Basic and diluted net loss per share ............................  $   (0.26)    $   (1.97)    $   (1.65)    $   (4.71)
                                                                         =========     =========     =========     =========
      Weighted average shares of common stock outstanding
            used in computing basic and diluted net loss per share ....     23,143         3,107        13,125         3,107
                                                                         =========     =========     =========     =========
Pro forma per share data:
      Pro forma basic and diluted net loss per share ..................  $   (0.16)    $   (0.22)    $   (0.60)    $   (0.53)
                                                                         =========     =========     =========     =========
      Pro forma weighted average shares outstanding used in
      computing basic and diluted net loss per share ..................     38,602        27,332        36,421        26,499
                                                                         =========     =========     =========     =========



    The accompanying notes are an integral part of these condensed financial statements

                               EDISON SCHOOLS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                                                     (UNAUDITED)
                                                                                               1999               1998
                                                                                            ---------          ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss ..............................................................................   $ (21,713)         $ (14,110)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization of property and equipment .............................       8,340              5,380
    Amortization of deferred charter costs and original issue discount ..................         (96)               (60)
    Stock-based compensation ............................................................       1,874              3,314
    Equipment loss ......................................................................         237                  7
    Changes in working capital accounts .................................................     (22,213)               626
                                                                                            ---------          ---------
           Cash used in operating activities ............................................     (33,571)            (4,843)
                                                                                            ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment ...................................................     (37,270)           (22,645)
  Proceeds from disposition of property and
    equipment, net ......................................................................       2,057             10,402
  Notes receivable and advances to charter schools ......................................      (5,804)            (6,829)
  Repayment of notes receivable and advances due from charter schools ...................         693                 98
  Other assets ..........................................................................      (9,241)              (357)
                                                                                            ---------          ---------

        Cash used in investing activities ...............................................     (49,565)           (19,331)
                                                                                            ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of stock and warrants ............................................     151,411             31,763
 Proceeds from notes payable .............................................................      11,993              6,069
 Proceeds from stockholders' notes payable ...............................................           -                938
 Payments on notes payable and capital leases ............................................      (4,490)            (2,808)
 Restricted cash .........................................................................        (250)             1,806
                                                                                              ---------          ---------

Cash provided by financing activities ...................................................     158,664             37,768
                                                                                            ---------          ---------

Increase in cash and cash equivalents ...................................................      75,528             13,593
Cash and cash equivalents at beginning of period ........................................      27,922              7,492
                                                                                            ---------          ---------
Cash and cash equivalents at end of period ..............................................   $ 103,450          $  21,085
                                                                                            =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the periods for interest, net of capitalized interest of $149 ......   $   1,297          $   1,092
                                                                                            =========          =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Stockholder note receivable exchanged for common stock ................................   $   2,175          $       -
                                                                                            =========          =========
  Accretion of Series D preferred PIK dividend ..........................................   $       -          $     513
                                                                                            =========          =========
  Additions to property and equipment included in accounts payable ......................   $   4,036          $       -
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

2.           DESCRIPTION OF BUSINESS

             The Company manages elementary and secondary public schools under contracts with school districts and charter school boards located in 16 states and Washington, D.C. The Company opened its first four schools in the fall of 1995, and, as of December 31, 1999, operated 79 schools with approximately 38,000 students.

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

4.           NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

             In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Pursuant to SFAS No. 128, the basic and diluted earnings per common share information has been shown on the Condensed Statements of Operations adjusted retroactively for the periods presented to reflect the changes in the Company's capital structure discussed in Note 3. SFAS No. 128 also replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares, such as convertible preferred stock, stock options, and warrants, have been excluded from the computation, as their effect is antidilutive for all periods presented.

             The pro forma basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock assuming conversion of convertible preferred stock outstanding during the period under the if-converted method. The pro forma presentation includes the conversion of 6,214,711 shares of common and 51,664,865 shares of preferred stock which were converted into 0.45 shares of Class A Common stock and 0.05 shares of Class B Common stock resulting in 26,045,809 and 2,893,979 shares of Class A and Class B common stock, respectively. The calculation of pro forma net loss per share for the three and six month periods ended December 31, 1999 and 1998 are as follows:

                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  DECEMBER 31,  DECEMBER 31,      DECEMBER 31,   DECEMBER 31,
                                                                     1999          1998              1999           1998
                                                                     ----          ----              ----           ----

Net Loss .......................................................   $ (6,044)     $ (5,879)         $(21,713)      $(14,110)
                                                                   ========      ========          ========       ========

Class A Common stock outstanding at beginning
   of period ...................................................     31,241        24,270            28,187         22,348
Class B Common stock outstanding at beginning
   of period ...................................................      3,471         2,698             3,132          2,483
Add:
Issuance of Class A Common stock
  (as if converted on a weighted average basis) ................      3,853           328             4,768          1,501
Issuance of Class B Common stock
  (as if converted on a weighted average basis) ................         37            36               334            167
                                                                   --------      --------          --------       --------
Pro forma weighted average number of shares outstanding,
  assuming conversion of convertible preferred stock ...........     38,602        27,332            36,421         26,499
                                                                   ========      ========          ========       ========

Pro forma net loss per share ...................................   $  (0.16)     $  (0.22)         $  (0.60)      $  (0.53)
                                                                   ========      ========          ========       ========


5.  RELATED PARTY TRANSACTION

             In November 1999, the Company loaned $6,620,700 to H. Christopher Whittle, its President and Chief Executive Officer. The loan bears interest at the greater of the prime rate or the Company's actual borrowing rate, in effect from time to time, with payment due in full in November 2004. The proceeds from the loan were used by Mr. Whittle to purchase an aggregate of 652,500 shares of Class A Common Stock and 72,500 shares of Class B Common Stock for $3.00 per share through the exercise of existing stock options, and to pay income tax obligations resulting from the exercise of such options. The portion of the loan attributable to the purchase of shares amounting to $2,175,000 has been recorded on the Condensed Balance Sheet at December 31, 1999 as a reduction of stockholders' equity.


6. LINE OF CREDIT

             In November 1999, the Company obtained a line of credit from Imperial Bank (the "LOC") which provides for borrowings of up to $10 million. The LOC is for 3 years and may be used for seasonal working capital needs and other general corporate purposes. The interest rate on the LOC is LIBOR plus 4% and it is collateralized by the general assets of the Company and is subject to financial covenants and restrictions, including minimum liquidity requirements and prohibition on the payment of dividends. As of December 31, 1999 and February 10, 2000, no amounts had been borrowed under the LOC.

7. ISSUANCE AND EXERCISE OF WARRANTS


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

             In December 1999, pursuant to the exercise of outstanding warrants, the Company issued an aggregate of 247,932 shares of Class A Common Stock at a weighted average price of $2.48 per share.

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

             From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of December 31, 1999, our accumulated deficit since November 1996 was approximately $100.6 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. Because of our rapid growth, and in view of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful.

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

             - Books and other materials to support the Edison curriculum and school design, including enrollment fees for the Success for All reading program; and

             -       Upgrades in facilities.

REVENUE FROM EDUCATIONAL SERVICES

             Our revenue is principally derived from contractual relationships to manage and operate contract and charter schools. We also receive small amounts of revenue, which represented less than 0.3% of total revenue for the six months ended December 31, 1999, from the collection of after-school program fees and food service costs. We receive per-pupil revenue from local, state and federal sources, including Title I and special education funding, in return for providing comprehensive education to our students. The per-pupil revenue is generally comparable to the funding spent on other public schools in the area.

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

PRE-OPENING EXPENSES

             Pre-opening expenses consist principally of various administrative and personnel costs incurred prior to the opening of a new school or the expansion of an existing school, particularly the costs for the initial training and orientation of professional staff, recruitment and travel expenses and expenses for temporary offices and staff. In connection with the establishment of a new school, we seek to hire the school's principal several months in advance of the school's opening. This allows the principal to hire staff, most of whom receive substantial professional training in the Edison education design prior to the first day of school. Pre-opening expenses generally are first incurred in the third and fourth quarter of the fiscal year prior to the school's opening or expansion and continue into the first quarter of the fiscal year in which the school opens. These costs are expensed as incurred.

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

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 31, 1999 COMPARED TO FISCAL QUARTER ENDED DECEMBER 31, 1998

             Revenue From Educational Services. Our revenue from educational services increased to $61.6 million for the three months ended December 31, 1999 from $35.6 million for the same period of the prior year, an increase of 73%. The increase was primarily due to a 59% increase in student enrollment from 23,900 in the 1998-1999 school year to 38,000 in the 1999-2000 school year, reflecting both the opening of new schools and the expansion of existing schools.

             Direct Site Expenses. Our direct site expenses increased to $51.7 million for the three months ended December 31, 1999 from $30.5 million for the same period of the prior year, an increase of 69.5%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 59% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $43.8 million for the three months ended December 31, 1999 from $27.1 million for the same period of the prior year.

             Gross Site Contribution and Margin. Our gross site contribution was $9.9 million for the three month period ended December 31, 1999 compared to $5.1 million for the same period of the prior year. The corresponding gross site margin increased to 16.1% for the three months ended December 31, 1999 from 14.4% for the same period of the prior year. The increase in Gross Site Contribution of $4.8 million results from the larger revenues of the period combined with an improved Gross Site Margin for new and expanding schools opened in the 1999-2000 school year.

             Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $9.6 million for the three months ended December 31, 1999 from $7.9 million for the same period of the prior year, an increase of 21.5%. The increase was substantially due to greater personnel costs resulting from an increase of 83 headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. These expenses increased in part due to the additional reporting and administrative obligations required of us in connection with operating as a public company. Administration, curriculum and development expenses also includes $0.8 million of non-cash stock based compensation we incurred in the three months ended December 31, 1999 compared to $1.6 million for the same period of the prior year. Excluding these expenses, administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 15.9% for the three months ended December 31, 1999 from 18.5% for the same period of the prior year.

             Pre-opening Expenses. Our pre-opening expenses increased to $1.0 million for the three months ended December 31, 1999 from $400,000 for the same period of the prior year, an increase of 150 %. This increase was associated primarily with opening new schools and expanding existing schools for the 1999-2000 school year, with 14,100 new students enrolled compared to approximately 11,300 new students enrolled one year earlier.

             Depreciation and Amortization. Our depreciation and amortization increased to $5.5 million for the three months ended December 31, 1999 from $3.5 million for the same period of the prior year, an increase of 57.1%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to the 59% increase in student enrollment.

             EBITDA, Net of Other Charges. EBITDA, net of other charges, is defined as net loss excluding other income or loss, depreciation and amortization and non-cash stock based compensation. This amount for the three months ended December 31, 1999 was approximately break even compared to a negative $1.4 million for the same period of the prior year. The improvement primarily resulted from a higher gross site margin and lower combined administration, curriculum and development, and pre-opening expenses as a percentage of revenue. On a per-student basis, we realized break even EBITDA as compared to a negative $60 for the same period one year ago.

             Other Income and Expense. Other income and expense was $164,000 for the three months ended December 31, 1999 as compared to $727,000 in the same period of the prior year. The decrease was primarily due to increased interest expense from expanded borrowings and the recording of our applicable share of the quarterly net loss of APEX Online learning, Inc, a company which provides interactive advance placement courses for high school students over the Internet. We made an initial investment of $5.0 million in APEX in July 1999, for a 16.5% ownership interest, and invested an additional $5.0 million in

December 1999, increasing our ownership interest to 19.7%. Because of our significant ownership interest in APEX, we must recognize a pro rata portion of APEX's losses based upon our ownership interest, up to a maximum amount equal to our investment in APEX.

THE SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1998.

             Revenue From Educational Services. Our revenue from educational services increased to $102.7 million for the six months ended December 31, 1999 from $59.6 million for the same period of the prior year, an increase of 72.3%. The increase was primarily due to a 59% increase in student enrollment from 23,900 in the 1998-1999 school year to 38,000 in the 1999-2000 school year, reflecting both the opening of new schools and the expansion of existing schools.

             Direct Site Expenses. Our direct site expenses increased to $90.7 million for the six months ended December 31, 1999 from $52.1 million for the same period of the prior year, an increase of 74.1%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 59% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $72.9 million for the six months ended December 31, 1999 from $43 million for the same period of the prior year.

             Gross Site Contribution and Margin. Our gross site contribution was $12.1 million for the six months ended December 31, 1999 compared to $7.5 million for the same period of the prior year. The corresponding gross site margin decreased to 11.7% for the six months ended December 31, 1999 from 12.6% for the same period of the prior year. Though the six month's gross site margin reflects a decrease from the same period last year, this was expected. The prior year's six month gross site contribution was higher as estimates of expenses for certain sites for that period were revised upward and adjusted in subsequent periods.

             Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $20.1 million for the six months ended December 31, 1999 from $13.7 million for the same period of the prior year, an increase of 46.7%. The increase was substantially due to greater personnel costs resulting from an increase of 83 headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. These expenses increased in part due to the additional reporting and administrative obligations required of us in connection with operating as a public company. Administration, curriculum and development expenses also includes $1.9 million of non-cash stock based compensation we incurred in the six months ended December 31, 1999 compared to $3.3 million for the same period of the prior year. Excluding these expenses, administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 22% for the six months ended December 31, 1999 from 23% for the same period of the prior year.

             Pre-opening Expenses. Our pre-opening expenses increased to $4.5 million for the six months ended December 31, 1999 from $3.1 million for the same period of the prior year, an increase of 45.2 %. This increase was associated primarily with opening new schools and expanding existing schools for the 1999-2000 school year, with 14,100 new students enrolled compared to approximately 11,300 new students enrolled one year earlier.

             Depreciation and Amortization. Our depreciation and amortization increased to $9.1 million for six months ended December 31, 1999 from $5.9 million for the same period of the prior year, an increase of 54.2%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our standard enrollment growth.

             EBITDA, Net of Other Charges. EBITDA, net of other charges, is defined as net loss excluding other income or loss, depreciation and amortization and non-cash stock based compensation. This amount for the six months ended December 31, 1999 was a negative $10.7 million compared to a negative $6 million for the same period of the prior year. The decline primarily resulted from lower gross site margin and increased administration, curriculum and development, and pre-opening expenses. On a per-student basis, negative EBITDA increased to $281 compared to $252 for the same period one year ago.

             Other Income and Expenses. Other income and expenses was a net expense of $33,000 for the six months ended December 31, 1999 compared to income of $1.1 million in the same period of the prior year. The decrease was primarily due to a lower interest income resulting from lower invested cash balances, increased interest expense from expanded borrowings and the recording of our applicable share of the net losses of APEX Online learning, Inc.

LIQUIDITY AND CAPITAL RESOURCES

             We have historically operated in a negative cash flow position. To date we have financed our cash needs through a combination of equity and debt financing. In November 1999, we completed an initial public offering of 6,800,000 shares of our Class A Common Stock (the "IPO"). These shares were sold to the public at $18.00 per share, which, net of offering expenses, resulted in net proceeds of $109.3 million.

             For the six months ended December 31, 1999, we used approximately $33.6 million for operating activities. This use resulted primarily from a $21.7 million of net loss and a $22.2 million net decrease in working capital accounts partially offset by depreciation and amortization totaling $8.3 million and a $1.9 million non-cash stock based compensation charge.

             During the same six month period, we advanced approximately $5.8 million to our charter board clients to help fund new or improved facilities for our students. In December 1999, we invested an additional $5.0 million in the APEX, a company that provides interactive advanced placement courses for high school students over the Internet, increasing our ownership interest to 19.7%.

             During the same six month period we received $12.0 million of long term financing related to technology equipment purchases. As of January 31, 2000, the Company had approximately $7.9 million of available financing for future technology purchases.

             In November 1999, we obtained a line of credit from Imperial Bank which provides for borrowings of up to $10 million (the "LOC"). The LOC is for 3 years and may be used for seasonal working capital needs and other general corporate purposes. The interest rate on the LOC is LIBOR plus 4% and it is secured by our general assets and is subject to financial covenants and restrictions, including the prohibition on the payment of dividends. As of February 10, 2000 no amounts had been borrowed under the LOC.

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

             In general, our ability to achieve positive cash flow will be dependent on the volume of schools with positive gross site contributions to offset central office and overhead expenses. Because gross site contribution is the difference between site revenues and site expenditures, positive gross site contribution can be achieved at a range of enrollment levels. While higher enrollment tends to have a positive effect on gross site contribution, our growth and cash flow do not depend on 100% enrollment.

             Capital expenditures for fiscal 2000 are expected to be approximately $42 million, which includes approximately $20 million for computers and other technology, $14 million for facilities improvements and $8 million for curriculum materials. Additionally, we expect to advance or lend $8.2 million to new charter board clients to help secure and renovate properties for schools opening in the 1999-2000 school year. We are also implementing enterprise-wide computer and software packages. Such systems include financial reporting, payroll, purchasing, accounts payable, human resources and other administrative modules as well as a student data and school management package. Through December 31, 1999, we have spent approximately $4.4 million on such systems. We expect the hardware, implementation costs and other maintenance expenditures related to such systems to account for an additional $9.9 million over the next 24 to 36 months.


YEAR 2000

            We have completed our year 2000 plan as scheduled. The possibility of significant interruptions of normal operations has been reduced. As of February 10, 2000, our internal business systems have operated without year 2000 related problems and appear to be year 2000 ready. We are not aware that any of our external customers and providers has experienced significant year 2000 related problems. Our contingency plan is complete and will be implemented if required.

              We believe all of our critical internal business systems are year 2000 ready. However, there is no guarantee that we have discovered all possible failure points.

            Specific factors contributing to this uncertainty include failure to identify all systems, non-ready third parties whose systems and operations impact us, and other similar uncertainties. We anticipate that any remaining year 2000 issues will not have a material adverse effect on our financial position or results of operations, however, we can give no assurance that the systems of our clients, other companies or government entities, on which we rely for supplies, cash payments and future business, have been timely converted or that a failure to convert by our clients or government entities would not have a material adverse effect on our business.

            To date, we have spent an approximately $350,000 on our year 2000 plan.


ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

             Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the information set forth in this report, including our condensed financial statements and the related notes.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES IN THE FUTURE

             We have incurred substantial net losses in every fiscal period since we began operations. For the six months ended December 31, 1999, our net loss was $21.7 million. As of December 31, 1999, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $100.6 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise capital and continue operations.


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


WE COULD LOSE MONEY IF WE UNDERESTIMATE THE REAL ESTATE COSTS ASSOCIATED WITH ACQUIRING OR RENOVATING A CHARTER SCHOOL

             If we incur unexpected real estate cost overruns in acquiring or renovating a charter school, we could lose money in operating the school. Our decision to enter into a management agreement for a charter school, and our estimate of the financial performance of the charter school, is based, in part, on the estimated facility financing cost associated with renovating an existing facility or building a new facility to house the charter school. This cost varies widely from minimal amounts for minor upgrades to between $4.0 million and more than $8.0 million for new construction. Each charter school absorbs a portion of its facility financing costs each year through its leasing and similar expenses. If these expenses exceed our estimates for the charter school, the charter school could lose money and our financial results would be adversely affected.

WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOLS THAT MAY NOT BE REPAID

             As of December 31, 1999, we had receivables from charter boards of approximately $17.3 million. The amounts advanced were used to finance the purchase or renovation of school facilities we manage. We generally have not charged interest on these loans and advances. Approximately $6.4 million of these receivables, representing eight schools, are unsecured or subordinated to a senior lender. Receivables of $10.9 million, representing three schools, may be accelerated upon termination of the corresponding management agreement with the charter school. If these loans are not repaid when due, our financial results could be adversely affected.

WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

             We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. While the charter board is generally responsible for locating and financing its own school building, the holders of school charters, which are often non-profit organizations, typically do not have the resources required to obtain the financing necessary to secure and maintain the school building. For this reason, if we want to obtain a management agreement with the charter board, we must often help the charter board arrange for the necessary financing. For three of our charter schools, we have entered into a long-term lease for the school facility, which exceeds the current term of the management agreement by as much as 14 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of December 31, 1999, our aggregate future lease obligations totaled $24.4 million, with varying maturities over the next 18 years. In four of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. We do not charge interest on these advances. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. As of December 31, 1999, the amount of loans we had guaranteed totaled $4.9 million.

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

WE MUST RECOGNIZE A PORTION OF ANY LOSSES OF APEX ONLINE LEARNING INC.

             In July 1999, we acquired a 16.5% ownership interest in APEX Online Learning Inc., a company which provides interactive advance placement courses for high school students over the Internet, for $5.0 million. In December 1999, we invested an additional $5.0 million in APEX, increasing our ownership interest to 19.7%. Because of our significant ownership interest in APEX, we must recognize a pro rata portion of APEX's losses based upon our ownership interest, up to a maximum amount equal to our investment in APEX. We expect APEX to recognize losses into the future. If APEX does not become profitable, we will be required to recognize losses attributable to APEX, and our reported financial performance could suffer.


WE MAY BE HURT BY THE YEAR 2000 PROBLEM

             To date, we have not experienced any significant year 2000 related problems in our internal business systems, and are not aware that any of our external customers or providers have experienced significant year 2000 problems. However, residual year 2000 related problems may result in system failures or disruption of operations.

              We cannot predict whether year 2000 unknown errors or defects that affect the operation of software and systems that we use in operating our businesses will arise in the future. If residual year 2000 related problems cause the failure of any of the technology, software or systems necessary to operate our business, we could lose customers, suffer significant disruptions in its business, lose revenues and incur substantial liabilities and expenses. We could also become involved in costly litigation resulting from year 2000 related problems. This could seriously harm our business, financial condition and results of operations.

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

             As of December 31, 1999 our officers and directors and entities affiliated with them together beneficially owned 24,922,637 shares of class A common stock and 3,357,379 shares of class B common stock. The shares held of record by such parties represent approximately 58% of the voting power of the class A common stock, including the ability to elect three of the seven class A directors; approximately 87% of the voting power of the class B common stock, including the ability to elect all of the four class B directors; and approximately 71% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by our officers and directors and others affiliated with them, approximately 2,936,444 shares of class A common stock and 326,375 shares of class B common stock are subject to options exercisable within 60 days of December 31, 1999. These stockholders, if they act together, will be able to exercise control over all matters requiring approval by our stockholders, including the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change of control is proposed.

             In addition, as of December 31, 1999, H. Christopher Whittle, our President and Chief Executive Officer and a director, beneficially owned 4,160,248 shares of class A common stock and 1,265,304 shares of class B common stock. The shares held of record by Mr. Whittle and his affiliates represent approximately 6.7% of the voting power of the class A common stock; approximately 30.8% of the voting power of the class B common stock, including the ability to elect one of the four class B directors; and approximately 18.2% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by Mr. Whittle and his affiliates, 1,562,640 shares of class A common stock and 173,626 shares of class B common stock are subject to options exercisable within 60 days of December 31,1999. Mr. Whittle and his affiliates also own options not exercisable within 60 days of December 31, 1999 covering 2,780,027 shares of class A common stock and 308,894 shares of class B common stock. To the extent Mr. Whittle exercises these options, his voting power will be increased. In addition, if the other holders of class B common stock sell a significant portion of their class B common stock, the voting power of Mr. Whittle's class B common stock will further concentrate. Also, if the other holders of class B common stock reduce their common stock holdings below a specified threshold, then their class B common stock will automatically convert into class A common stock, further increasing Mr. Whittle's voting power. The class B common stock generally converts into class A common stock upon its transfer. However, shares of class B common stock transferred to Mr. Whittle do not automatically convert into class B common stock. Consequently, Mr. Whittle can also increase his voting power by acquiring shares of class B common stock from other stockholders.



PLEDGES OF SHARES OF OUR COMMON STOCK BY MR. WHITTLE COULD RESULT IN VOTING POWER SHIFTING TO THE HANDS OF HIS LENDERS

             As of December 31, 1999, Mr. Whittle and WSI Inc., a corporation controlled by Mr. Whittle, owned 2,697,747 shares of class A common stock and 1,102,803 shares of class B common stock. These figures include shares issuable upon the exercise of options within 60 days of December 31, 1999. Mr. Whittle and WSI have pledged to Morgan Guaranty Trust Company of New York all of their direct and indirect interests in Edison to secure personal obligations. These obligations become due in August 2002 and interest on these obligations is payable quarterly. Of these shares, Morgan allowed WSI to pledge 500,002 shares to another lender. Upon satisfaction of WSI's obligation to the other lender, these shares would revert back to being pledged to Morgan. Morgan also allowed WSI to grant options to purchase an aggregate of 65,991 of these shares to other investors. If these options were not exercised, these shares would revert back to being pledged to Morgan. If Mr. Whittle and WSI were to default on their obligations to Morgan and Morgan were to foreclose on its pledge, the class B common stock transferred directly or indirectly to Morgan would be converted into class A common stock. Thereafter, based on current holdings, and assuming the shares pledged to the other lender and the shares subject to options to other investors revert to the Morgan pledge, Morgan, together with its affiliates who are currently stockholders of Edison, would beneficially own 6,356,911 shares of class A common stock, including shares subject to options exercisable within 60 days of December 31, 1999. The holdings of Morgan and its affiliates would then represent 11.4% of the voting power of the class A common stock, 10.5% of the voting power of the class B common stock and 9.8% of the combined voting power. This would enable Morgan to exercise greater influence over corporate matters.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             We currently have market risk sensitive instruments related to interest rates. We had outstanding long-term notes payable of $22.4 million at December 1999. Interest rates on the notes are fixed and range from 15.0% to 20.4% per annum and have terms of 36 to 48 months.

             We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt are fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

             Additionally, we do not have significant exposure to changing interest rates on invested cash, which totalled approximately $102.5 million of our unrestricted cash at December 1999. We generally invest cash in money market accounts and short term investment grade marketable securities. We do not purchase or hold derivative financial instruments for trading purposes.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             In December 1999, pursuant to the exercise of outstanding warrants, the Company issued an aggregate of 247,932 shares of Class A Common Stock at a weighted average price of $2.48 per share.

             In December 1999, the Company issued options under its 1999 Stock Incentive Plan to purchase an aggregate of 39,157 shares of Class A Common Stock at a weighted average exercise price of $12.30 per share.

             No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of options to purchase Class A Common Stock, Rule 701 of the Securities Act. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

             In connection with the Company's initial public offering, on November 10, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (Registration No. 333-84177) effective. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation and J.P. Morgan Securities Inc., and their respective foreign affiliates, served as the managing underwriters of the offering. On November 17, 1999, the Company sold 6,800,000 shares of its Class A Common Stock at $18.00 per share to the underwriters. The aggregate proceeds to the Company from the offering were $122.4 million. The Company's total expenses in connection with the offering were approximately $13.1 million, of which approximately $8.6 million was for underwriting discount to the underwriters and approximately $4.5 million was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company or any affiliates of the Company. The Company's net proceeds from the offering were approximately $109.3 million. From the effective date through December 31, 1999, the Company used approximately $6.8 million for capital expenditures, all of which were paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company or any affiliates of the Company. As of December 31, 1999, the Company has approximately $103 million of net proceeds remaining, and pending use of these proceeds, the Company intends to invest such proceeds primarily in investment grade, interest-bearing securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

             None

ITEM 5. OTHER INFORMATION

             None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits


             10.1 Revolving Credit Agreement, dated as of November 12, 1999, between the Company and Imperial Bank*

             10.2 Security Agreement, dated as of November 12, 1999, between the Company and Imperial Bank*

             10.3 Promissory Note, dated as of November 12, 1999, issued by the Company in the name of Imperial Bank*

             27.1      Financial Data Schedule

(b)          Reports on Form 8-K

                       On November 23, 1999, the Company filed a report on Form
             8-K announcing that on November 22, 1999, the Company issued a press release regarding a contract with the Dallas Independent School District.



* Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
             (Commission file no. 000-27817)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EDISON SCHOOLS INC.

Date:  February 14, 2000          /s/    H. Christopher Whittle
                                     --------------------------------------
                                         H. Christopher Whittle
                                         President, Chief Executive Officer and
                                         Director

Date:  February 14, 2000          /s/    James L. Starr
                                     --------------------------------------
                                         James L. Starr
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Accounting
                                         Officer)

                                  EXHIBIT INDEX

10.1 Revolving Credit Agreement, dated as of November 12, 1999, between the Company and Imperial Bank *

10.2 Security Agreement, dated as of November 12, 1999, between the Company and Imperial Bank *

10.3 Promissory Note, dated as of November 12, 1999, issued by the Company in the name of Imperial Bank *

27.1         Financial Data Schedule


* Incorporated by reference to the Company's Quarterly Report on Fotrm 10-Q for the quarter ended September 30, 1999
             (Commission file no. 000-27817)