Form 10-Q
period 2000-03-31
EDISON SCHOOLS INC
filed 2000-05-15
CIK 1089567

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

               _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   39,068,447

   (Number of shares of Class A Common Stock Outstanding as of April 24, 2000)

                                    3,528,543

   (Number of shares of Class B Common Stock Outstanding as of April 24, 2000)

                               EDISON SCHOOLS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000



                                                                                          PAGE
                                                                                          ----
PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS
         Condensed Balance Sheets as of March 31, 2000 (unaudited) and
           June 30, 1999                                                                     3
         Condensed Statements of Operations for the Three Months and Nine Months Ended
         March 31, 2000 and 1999 (unaudited)                                                 4
         Condensed Statements of Cash Flows for the Nine Months Ended
           March 31, 2000 and 1999 (unaudited)                                               5
         Notes to Condensed Financial Statements (unaudited)                               6-8
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                              9-23
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 23

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                          24
         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                  24
         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                            24
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        24
         ITEM 5. OTHER INFORMATION                                                          24
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                           24
                 SIGNATURES                                                                 25

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               EDISON SCHOOLS INC.
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                               MARCH 31,       JUNE 30,
                                                                                                 2000            1999
                                                                                                 ----            ----
                                                                                              (UNAUDITED)

ASSETS:
Current assets:
     Cash and cash equivalents ..........................................................      $  81,036       $  27,922
     Accounts receivable ................................................................         31,448          12,035
     Notes and other receivables ........................................................         17,087           9,712
     Other current assets ...............................................................          3,834           1,440
                                                                                               ---------       ---------
           Total current assets .........................................................        133,405          51,109
Property and equipment, net .............................................................         80,655          42,871
Restricted cash .........................................................................          2,665           2,432
Notes and other receivables, less current portion .......................................          4,387           3,893
Stockholder notes receivable ............................................................          7,281           2,478
Other assets ............................................................................         12,976           4,087
                                                                                               ---------       ---------
          Total assets ..................................................................      $ 241,369       $ 106,870
                                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Current portion of long term debt ..................................................      $   8,974       $   6,661
     Accounts payable ...................................................................          6,622          12,014
     Accrued expenses ...................................................................         17,803           9,800
                                                                                               ---------       ---------
         Total current liabilities ......................................................         33,399          28,475
Long term debt, less current portion ....................................................         11,261           8,264
Notes payable to stockholders ...........................................................          6,611           6,611
Other liabilities .......................................................................            512             478
                                                                                               ---------       ---------
     Total liabilities ..................................................................         51,783          43,828
                                                                                               ---------       ---------

Stockholders' equity:
    Preferred Stock:
         Series A-G, par value $.01; 77,931,054 shares authorized; 56,422,341 shares issued and outstanding at June 30, 1999, (aggregate liquidation preference of
         $146,990,753 at June 30, 1999) .................................................           --             1,868
    Common stock:
         Series A-H and non-voting common, par value $.01; 107,293,178 shares authorized;
         6,214,711 shares issued and outstanding at June 30, 1999 .......................           --                62
    Class A Common, par value $.01; 150,000,000 shares authorized; 39,068,447 shares
         issued and outstanding at March 31, 2000 .......................................            391            --
    Class B Common, par value $.01; 5,000,000 shares authorized; 3,528,543 shares
        issued and outstanding at March 31, 2000 ........................................             35            --
Additional paid-in capital ..............................................................        301,537         145,877
Unearned stock-based compensation .......................................................         (3,422)         (5,836)
Stockholder receivable ..................................................................         (2,175)           --
Accumulated deficit .....................................................................       (106,780)        (78,929)
                                                                                               ---------       ---------
         Total stockholders' equity .....................................................        189,586          63,042
                                                                                               ---------       ---------
         Total liabilities and stockholders' equity .....................................      $ 241,369       $ 106,870
                                                                                               =========       =========





The accompanying notes are an integral part of these condensed financial statements

                               EDISON SCHOOLS INC.
                       CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                               (UNAUDITED)
                                                                                               -----------
                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            ------------------              -----------------
                                                                         MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                                                             2000            1999            2000            1999
                                                                             ----            ----            ----            ----

Revenue from educational services ................................      $  61,531       $  36,391       $ 164,278       $  95,971
Education and operating expenses:
     Direct site expenses ........................................         51,550          29,827         142,238          81,911
     Administration, curriculum and development ..................          9,733           8,647          29,889          22,391
     Preopening expenses .........................................          1,088             352           5,546           3,451
     Depreciation and amortization ...............................          5,731           3,366          14,856           9,265
                                                                        ---------       ---------       ---------       ---------
          Total education and operating expenses .................         68,102          42,192         192,529         117,018
                                                                        ---------       ---------       ---------       ---------

           Loss from operations ..................................         (6,571)         (5,801)        (28,251)        (21,047)
Other income (expense):
     Interest income .............................................          2,082             637           4,285           3,087
     Interest expense ............................................         (1,043)           (842)         (2,571)         (2,149)
     Other expenses ..............................................           (606)            (45)         (1,314)            (52)
                                                                        ---------       ---------       ---------       ---------
           Total other ...........................................            433            (250)            400             886
                                                                        ---------       ---------       ---------       ---------

           Net loss ..............................................         (6,138)         (6,051)        (27,851)        (20,161)

Preferred stock accretion ........................................           --              (257)           --              (770)
                                                                        ---------       ---------       ---------       ---------
            Net loss attributable to common stockholders .........      $  (6,138)      $  (6,308)      $ (27,851)      $ (20,931)
                                                                        =========       =========       =========       =========
Per common share data:
      Basic and diluted net loss per share .......................      $   (0.14)      $   (2.03)      $   (1.23)      $   (6.74)
                                                                        =========       =========       =========       =========
      Weighted average shares of common stock outstanding
            used in computing basic and diluted net loss per share         42,518           3,107          22,707           3,107
                                                                        =========       =========       =========       =========
Pro forma per share data:
      Pro forma basic and diluted net loss per share .............      $   (0.14)      $   (0.21)      $   (0.73)      $   (0.74)
                                                                        =========       =========       =========       =========
      Pro forma weighted average shares outstanding used in
      computing basic and diluted net loss per share .............         42,518          28,940          38,372          27,306
                                                                        =========       =========       =========       =========


The accompanying notes are an integral part of these condensed financial statements

                               EDISON SCHOOLS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                UNAUDITED
                                                                                                ---------
                                                                                           2000            1999
                                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................................      $ (27,851)      $ (20,161)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization of property and equipment ......................         13,687           8,484
    Amortization of deferred charter costs and original issue discount ...........           (135)           (884)
    Stock-based compensation .....................................................          2,809           4,971
    Equipment loss ...............................................................            351              51
    Changes in working capital accounts ..........................................        (24,476)         (4,238)
                                                                                        ---------       ---------
           Cash used in operating activities .....................................        (35,615)        (11,777)
                                                                                        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment ............................................        (53,368)        (22,797)
  Proceeds from disposition of property and
      equipment, net ...............................................................        2,058          10,538
  Notes receivable and advances to charter schools ..............................         (10,931)        (15,012)
  Repayment of notes receivable and advances due from charter schools ...........           3,640             157
  Other assets ...................................................................         (9,333)            398
                                                                                        ---------       ---------

        Cash used in investing activities ........................................        (67,934)        (26,716)
                                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock and warrants ...................................        151,586          31,763
  Proceeds from notes payable ....................................................         11,993           8,939
  Proceeds from stockholders' notes payable ......................................           --               938
  Payments on notes payable and capital leases ...................................         (6,682)         (4,478)
  Restricted cash ................................................................           (235)          1,541
                                                                                        ---------       ---------

Cash provided by financing activities ............................................        156,662          38,703
                                                                                        ---------       ---------

Increase in cash and cash equivalents ............................................         53,113             210
Cash and cash equivalents at beginning of period .................................         27,923           7,492
                                                                                        ---------       ---------
Cash and cash equivalents at end of period .......................................      $  81,036       $   7,702
                                                                                        =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the periods for interest, net of capitalized interest of $260
    and $0 for March 2000 and 1999, respectively ............................           $   2,452       $   1,818
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Stockholder note receivable exchanged for common stock .......................        $   2,175       $    --
  Accretion of Series D preferred PIK dividend .................................        $    --         $     770
  Additions to property and equipment included in accounts payable .............        $     511       $    --



The accompanying notes are an integral part of these condensed financial statements

                               EDISON SCHOOLS INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The unaudited condensed financial statements have been prepared by Edison Schools Inc (the "Company") in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring items necessary to present fairly the financial position and results of operations have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-84177), declared effective on November 10, 1999 (the "Registration Statement").

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

2.       DESCRIPTION OF BUSINESS

         The Company manages elementary and secondary public schools under contracts with school districts and charter school boards located in 16 states and Washington, D.C. The Company opened its first four schools in the fall of 1995, and, as of March 31, 2000 operates 79 schools with approximately 37,500 students.

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

         On October 5, 1999, the Board of Directors approved a proposal to amend and restate the Company's certificate of incorporation. On October 26, 1999, the amended and restated certificate of incorporation was approved by the Company's shareholders. The amended and restated certificate of incorporation became effective upon the closing of the IPO and, among other things, provided that outstanding Series A through G Preferred stock converted into Class A Common Stock upon the closing of the IPO with the number of shares upon conversion calculated as the original purchase price of each share plus accrued and unpaid dividends divided by the conversion price multiplied by nine-twentieths. In addition, each preferred share converted into a number of shares of Class B Common Stock upon the closing of the IPO calculated as the original purchase price for each share plus accrued and unpaid dividends divided by the conversion price multiplied by one-twentieth. Further, all outstanding shares of existing common stock converted into nine-twentieths of a share of Class A Common stock and one-twentieth of a Class B Common Stock upon the closing of the IPO. All fractional shares of Class A Common Stock and Class B Common Stock were rounded up to the next larger number. Additional information concerning the IPO and changes in the Company's capital structure since June 30, 1999 may be found in the financial statements and notes thereto included in the Registration Statement.

4.       NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

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

         The pro forma basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock assuming conversion of convertible preferred stock outstanding during the period under the if-converted method. The pro forma presentation includes the conversion of 6,214,711 shares of common and 51,664,865 shares of preferred stock which were converted into 0.45 shares of Class A Common stock and 0.05 shares of Class B Common stock resulting in 26,045,809 and 2,893,979 shares of Class A and Class B common stock, respectively. The calculation of pro forma net loss per share for the three and nine month periods ended March 31, 2000 and 1999 are as follows:

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                                                  2000           1999           2000           1999
                                                              ---------      ---------      ---------      ---------
Net Loss ...............................................      $ (6,138)      $ (6,051)      $(27,851)      $(20,161)
                                                              ========       ========       ========       ========

Class A Common stock outstanding at beginning
   of period ...........................................        38,941         26,046         28,187         22,348
Class B Common stock outstanding at beginning
   of period ...........................................         3,544          2,894          3,132          2,483
Add:
Issuance of Class A Common stock
  (as if converted on a weighted average basis) ........            45           --            6,692          2,227
Issuance (conversion) of Class B Common stock
  (as if converted on a weighted average basis) ........           (13)          --              358            247
                                                              --------       --------       --------       --------
Pro forma weighted average number of shares outstanding,
  assuming conversion of convertible preferred stock ...        42,518         28,940         38,372         27,306
                                                              ========       ========       ========       ========
Pro forma net loss per share ...........................      $  (0.14)      $  (0.21)      $  (0.73)      $  (0.74)
                                                              ========       ========       ========       ========

5. RELATED PARTY TRANSACTION

         In November 1999 and April 2000, the Company loaned $6,620,700 and $1,248,500, respectively to H. Christopher Whittle, its President and Chief Executive Officer. The loans bear interest at the greater of the prime rate or the Company's actual borrowing rate, in effect from time to time, with payment of the principal amount of $6,620,700 and accrued interest on the November 1999 loan due in full in November 2004 and payment of the principal amount of $1,248,500 and accrued interest on the April 2000 loan due in full April 2005. The proceeds from the loans were used by Mr. Whittle to purchase an aggregate of 652,500 shares of Class A Common Stock and 72,500 shares of Class B Common Stock for $3.00 per share through the exercise of existing stock options, and to pay income tax obligations resulting from the exercise of such options. The portion of the loan attributable to the purchase of shares, amounting to $2,175,000, has been recorded on the Condensed Balance Sheet at March 31, 2000 as a reduction of stockholders' equity.

6. LINE OF CREDIT

         In November 1999, the Company obtained a line of credit from Imperial Bank (the "LOC") which provides for borrowings of up to $10 million. The LOC is for 3 years and may be used for seasonal working capital needs and other general corporate purposes. The interest rate on the LOC is LIBOR plus 4% and it is collateralized by the general assets of the Company and is subject to financial covenants and restrictions, including minimum liquidity requirements and prohibition on the payment of dividends. As of March 31, 2000 and May 12, 2000, no amounts had been borrowed under the LOC.

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

         In January and March 2000, pursuant to the exercise of outstanding warrants, the Company issued an aggregate of 17,500 and 71,012 shares, respectively, of Class A Common Stock at a weighted average price of $4.00 per share.

8.       PROPERTY ACQUISITION AND DEVELOPMENT

         In partnership with the Museum of African Art, the Company plans to acquire and develop certain New York City property for a mixed-use project consisting of Edison Corporate Headquarters, a charter school, and the museum. To that end, the Company has entered into a contract to purchase from Castle Senior Living LLC ("Castle") a lot located in the Harlem section of the borough of Manhattan in New York City, for a purchase price of $10.0 million (the "Purchase Agreement"). Additionally, the Company has signed a non-binding letter of intent with the Museum of African Art setting forth the proposed business terms of the project and a development schedule (the "Letter of Intent").

         Under the terms of the Purchase Agreement, which was executed January 11, 2000, the Company paid $1.5 million to Castle upon execution and delivery of the Purchase Agreement and $500,000 thirty days after the execution date. The closing date is scheduled for July 11, 2000, at which time the balance of the purchase price must be paid. If the Company is unable to obtain the necessary zoning approvals prior to July 11, 2000, it will have the option of extending the closing date until January 11, 2001 and April 11, 2001, respectively, if:
(i) on or before June 29, 2000, it pays Castle $1.0 million; and (ii) on or before December 28, 2000, if such approvals have still not been obtained, it pays Castle $500,000.

         The letter of intent is non-binding, and the terms set forth therein are subject to negotiation, execution and delivery of definitive agreements. The Company anticipates, however, that it will incur costs in carrying out its obligations under the Letter of Intent, including but not limited to legal fees, consultants' fees, and filing and application fees.

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

OVERVIEW

         We are the nation's largest private operator of public schools serving students from kindergarten through 12th grade. We contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on other public schools in the area. We opened our first four schools in August 1995 and have grown rapidly in every subsequent year, currently serving 37,500 students in 79 schools located in 16 states across the country and the District of Columbia.

         From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of March 31, 2000, our accumulated deficit since November 1996 was approximately $106.8 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. Because of our rapid growth, and in view of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful.

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

         - Books and other materials to support the Edison curriculum and school design, including enrollment fees for the Success for All reading program; and

         -       Upgrades in facilities.

REVENUE FROM EDUCATIONAL SERVICES

         Our revenue is principally derived from contractual relationships to manage and operate contract and charter schools. We also receive small amounts of revenue, which represented less than 0.4% of total revenue for the nine months ended March 31, 2000, from the collection of after-school program fees and food service costs. We receive per-pupil revenue from local, state and federal sources, including Title I and special education funding, in return for providing comprehensive education to our students. The per-pupil revenue is generally comparable to the funding spent on other public schools in the area. We recognize revenue for each school pro rata over the 11 months from August through June. Because the amount of revenue we receive for operating each school depends on the number of students enrolled, achieving site-specific enrollment objectives is necessary for satisfactory financial performance at the school. Both the amount of per-pupil revenue and the initial enrollment at each school become known at the beginning of the school year and generally tend not to vary significantly throughout the year. For these reasons, our revenue for each school year is largely predictable at the beginning of the school year.

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

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 2000 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 1999

         Revenue From Educational Services. Our revenue from educational services increased to $61.5 million for the three months ended March 31, 2000 from $36.4 million for the same period of the prior year, an increase of 69%. The increase was primarily due to a 57% increase in student enrollment from 23,900 in the 1998-1999 school year to 37,500 in the 1999-2000 school year, reflecting both the opening of new schools and the expansion of existing schools.

         Direct Site Expenses. Our direct site expenses increased to $51.6 million for the three months ended March 31, 2000 from $29.8 million for the same period of the prior year, an increase of 73.2%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 57% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $41.1 million for the three months ended March 31, 2000 from $22.7 million for the same period of the prior year.

         Gross Site Contribution and Margin. Our gross site contribution was $10.0 million for the three month period ended March 31, 2000 compared to $6.6 million for the same period of the prior year. The corresponding gross site margin decreased to 16.2% for the three months ended March 31, 2000 from 18.0% for the same period of the prior year. Although the current quarter's gross margin reflects a decrease from the same quarter last year, this was expected. The prior year's third quarter gross site contribution was unusually high as expenses for certain sites for that quarter were subsequently revised upward and recorded in the fourth quarter of the school year.

         Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $9.7 million for the three months ended March 31, 2000 from $8.6 million for the same period of the prior year, an increase of 12.8%. The increase was substantially due to greater personnel costs resulting from the hiring of approximately 70 new headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. These expenses increased in part due to the additional reporting and administrative obligations required of us in connection with operating as a public company. Administration, curriculum and development expenses also includes $900,000 of non-cash stock based compensation we incurred in the three months ended March 31, 2000 compared to $1.7 million for the same period of the prior year.

         Pre-opening Expenses. Our pre-opening expenses increased to $1.1 million for the three months ended March 31, 2000 from $400,000 for the same period of the prior year, an increase of 175 %. This increase was associated primarily with opening new schools and expanding existing schools for the 1999-2000 school year, with 13,600 new students enrolled compared to approximately 11,300 new students enrolled one year earlier, as well as approximately $500,000 of expenses incurred for new schools opening in the fall of 2000. Excluding the non-cash charges discussed above, administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 16.1% for the three months ended March 31, 2000 from 20.1% for the same period of the prior year.

         Depreciation and Amortization. Our depreciation and amortization increased to $5.7 million for the three months ended March 31, 2000 from $3.4 million for the same period of the prior year, an increase of 67.6%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, particularly the issuance of home computers, and facility improvements related to the 57% increase in student enrollment.

         EBITDA, Net of Other Charges. EBITDA, net of other charges, is defined as net loss excluding other income or loss, depreciation and amortization and non-cash stock based compensation. This amount for the three months ended March 31, 2000 was approximately $100,000 compared to a negative $800,000 for the same period of the prior year. The improvement primarily resulted from a higher gross site contribution and lower administration, curriculum and development, and pre-opening expenses as a percentage of revenue. On a per-student basis, we realized $3 EBITDA as compared to a negative $33 for the same period one year ago.
         Other Income and Expense. Other income, net was $433,000 for the three months ended March 31, 2000 as compared to an other expense, net of $250,000 in the same period of the prior year. The improvement was primarily due to increased interest income resulting from higher invested cash balances. Interest income was partially offset by increased interest expense from expanded borrowings and the recording of our applicable share of the quarterly net loss of APEX Online Learning, Inc, a company which provides interactive advance placement courses for high school students over the Internet. We made an initial investment of $5.0 million in APEX in July 1999, for a 16.5% ownership interest, and invested an additional $5.0 million in December 1999, increasing our ownership interest to 19.7%. Because of our significant ownership interest in APEX, we must recognize a pro rata portion of APEX's losses based upon our ownership interest, up to a maximum amount equal to our investment in APEX. For the quarter ended March 31, 2000, we recognized $600,000 of losses as our pro rata share of APEX' net loss for that period.

THE NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1999.

         Revenue From Educational Services. Our revenue from educational services increased to $164.3 million for the nine months ended March 31, 2000 from $96.0 million for the same period of the prior year, an increase of 71.1%. The increase was primarily due to a 57% increase in student enrollment from 23,900 in the 1998-1999 school year to 37,500 in the 1999-2000 school year, reflecting both the opening of new schools and the expansion of existing schools.

         Direct Site Expenses. Our direct site expenses increased to $142.2 million for the nine months ended March 31, 2000 from $81.9 million for the same period of the prior year, an increase of 73.6%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 57% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $114.1 million for the nine months ended March 31, 2000 from $65.6 million for the same period of the prior year.

         Gross Site Contribution and Margin. Our gross site contribution was $22.0 million for the nine months ended March 31, 2000 compared to $14.1 million for the same period of the prior year. The corresponding gross site margin decreased to 13.4% for the nine months ended March 31, 2000 from 14.7% for the same period of the prior year. Although the nine month's gross site margin reflects a decrease from the same period last year, this was expected. The prior year's nine month gross site contribution was higher as estimates of expenses for certain sites for that period were revised upward and adjusted in the fourth quarter.

         Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $29.9 million for the nine months ended March 31, 2000 from $22.4 million for the same period of the prior year, an increase of 33.5%. The increase was substantially due to greater personnel costs resulting from the hiring of approximately 70 new headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. These expenses increased in part due to the additional reporting and administrative obligations required of us in connection with operating as a public company. Administration, curriculum and development expenses also includes $2.8 million of non-cash stock based compensation we incurred in the nine months ended March 31, 2000 compared to $5.0 million for the same period of the prior year.

         Pre-opening Expenses. Our pre-opening expenses increased to $5.5 million for the nine months ended March 31, 2000 from $3.5 million for the same period of the prior year, an increase of 57.1%. This increase was associated primarily with opening new schools and expanding existing schools for the 1999-2000 school year, with 13,600 new students enrolled compared to approximately 11,300 new students enrolled one year earlier, as well as approximately $500,000 of expenses incurred for new schools opening in the fall of 2000. Excluding the non-cash charges discussed above, administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 19.9% for the nine months ended March 31, 2000 from 21.8% for the same period of the prior year.

         Depreciation and Amortization. Our depreciation and amortization increased to $14.9 million for the nine months ended March 31, 2000 from $9.3 million for the same period of the prior year, an increase of 60.2%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our standard enrollment growth.

         EBITDA, Net of Other Charges. EBITDA, net of other charges, is defined as net loss excluding other income or loss, depreciation and amortization and non-cash stock based compensation. This amount for the nine months ended March 31, 2000 was a negative $10.6 million compared to a negative $6.8 million for the same period of the prior year. The decline primarily resulted from slightly lower gross site margin and increased administration, curriculum and development, and pre-opening expenses. On a per-student basis, negative EBITDA improved slightly to $283 compared to $285 for the same period one year ago.

         Other Income and Expenses. Other income, net was $400,000 for the nine months ended March 31, 2000 compared to $886,000 in the same period of the prior year. The decrease was primarily due to increased interest expense from expanded borrowings and the recording of our applicable share of the net losses of APEX Online Learning, Inc., partially offset by an increase of $1.2 million of interest income resulting from larger invested cash balances. For the nine months ended March 31, 2000, we recognized $1.3 million of losses as our pro rata share of APEX' net loss for that period.

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

         For the nine months ended March 31, 2000, we used approximately $35.6 million for operating activities. This use resulted primarily from a $27.9 million net loss and a $24.5 million net decrease in working capital accounts partially offset by depreciation and amortization totaling $13.7 million and a $2.8 million non-cash stock based compensation charge.

         During the same nine month period, we advanced approximately $10.9 million to our charter board clients to help fund new or improved facilities for our students. In December 1999, we invested an additional $5.0 million in APEX, a company that provides interactive advanced placement courses for high school students over the Internet, increasing our ownership interest to 19.7%.

         During the same nine month period we received $12.0 million of long term financing related to technology equipment purchases. As of May 12, 2000, the Company had approximately $7.4 million of available financing for future technology purchases. Such financing availability expires through August 31, 2000, at which time the company expects to negotiate for additional similar technology financing.

         In November 1999, we obtained a line of credit from Imperial Bank which provides for borrowings of up to $10.0 million (the "LOC"). The LOC is for 3 years and may be used for seasonal working capital needs and other general corporate purposes. The interest rate on the LOC is LIBOR plus 4% and it is secured by our general assets and is subject to financial covenants and restrictions, including the prohibition on the payment of dividends. As of May 12, 2000 no amounts had been borrowed under the LOC.

         We expect our cash on hand, including the proceeds of the IPO, borrowings under financing arrangements to finance technology and facilities-related expenditures together with expected repayments of advances we have made to charter boards, will be sufficient to meet our working capital needs over the next twelve months.

         Our longer term requirements are for capital to fund operational losses, capital expenditures related to growth and for anticipated working capital needs and general corporate purposes. We expect to fund such expenditures and other longer term liquidity needs with cash generated from operations, the remaining proceeds from the IPO, additional proceeds from future equity offerings or expanded financing arrangements. Depending on the terms of any financing arrangements or equity issuance, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing or issue additional equity on favorable terms, if at all.

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

         We are implementing enterprise-wide computer and software packages. Such systems include financial reporting, payroll, purchasing, accounts payable, human resources and other administrative modules as well as a student data and school management package. Through March 31, 2000, we have spent approximately $4.7 million on such systems. We expect the hardware, implementation costs and other maintenance expenditures related to such systems to account for an additional $10.0 to $12.0 million over the next 24 to 36 months.

         In partnership with the Museum of African Art, we plan to acquire and develop certain New York City property for a mixed-use project consisting of Edison Corporate Headquarters, a charter school, and the museum. To that end, we have entered into a contract to purchase from Castle Senior Living LLC ("Castle") a lot located in the Harlem section of the borough of Manhattan in New York City, for a purchase price of $10 million (the "Purchase Agreement"). Additionally, we have signed a non-binding letter of intent with the Museum of African Art setting forth the proposed business terms of the project and a development schedule (the "Letter of Intent").

         Under the terms of the Purchase Agreement, which was executed January 11, 2000, we paid $1.5 million to Castle upon execution and delivery of the Purchase Agreement and $500,000 thirty days after the execution date. The closing date is scheduled for July 11, 2000, at which time the balance of the purchase price must be paid. If we are unable to obtain the necessary zoning approvals prior to July 11, 2000, we have the option of extending the closing date until January 11, 2001 and April 11, 2001, respectively, if: (i) on or before June 29, 2000, we pay Castle $1.0 million; and (ii) on or before December 28, 2000, if such approvals have still not been obtained, we pay Castle $500,000.

         The letter of intent is non-binding, and the terms set forth therein are subject to negotiation, execution and delivery of definitive agreements. We do anticipate, however, that we will incur costs in carrying out our obligations under the Letter of Intent, including but not limited to legal fees, consultants' fees, and filing and application fees.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES IN THE FUTURE

         We have incurred substantial net losses in every fiscal period since we began operations. For the nine months ended March 31, 2000, our net loss was $27.9 million. As of March 31, 2000, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $106.8 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise capital and continue operations.




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

         Our management agreements generally have a term of five years. When we expand by adding an additional school under an existing management agreement, the term with respect to that school generally expires at the end of the initial five-year period. We have limited experience in renewing management agreements and we cannot be assured that any management agreements will be renewed at the end of their term. Management agreements representing 13 schools, accounting for 22.9% of our total revenue for fiscal 1999, were renewed for an additional five year term, and management agreements representing 2 schools, accounting for 2.8% of our total revenue for fiscal 1999, were not renewed. In addition, management agreements representing 13 schools, accounting for 25.8% of our total revenue for fiscal 1999, are terminable by the school district or charter board at will, with or without good reason, and all of our management agreements may be terminated for cause, including a failure to meet specified educational standards, such as academic performance based on standardized test scores. If we fail to renew a significant number of management agreements at the end of their term, or if management agreements are terminated prior to their expiration, our reputation and financial results would be adversely affected.

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

WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOLS THAT MAY NOT BE REPAID

         As of March 31, 2000, we had receivables from charter boards of approximately $15.4 million. The amounts advanced were used to finance the purchase or renovation of school facilities we manage. We generally have not charged interest on these loans and advances. Approximately $4.4 million of these receivables, representing eight schools, are unsecured or subordinated to a senior lender. Receivables of $11.0 million, representing three schools, may be accelerated upon termination of the corresponding management agreement with the charter school. If these loans are not repaid when due, our financial results could be adversely affected.

WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

         We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. While the charter board is generally responsible for locating and financing its own school building, the holders of school charters, which are often non-profit organizations, typically do not have the resources required to obtain the financing necessary to secure and maintain the school building. For this reason, if we want to obtain a management agreement with the charter board, we must often help the charter board arrange for the necessary financing. For three of our charter schools, we have entered into a long-term lease for the school facility, which exceeds the current term of the management agreement by as much as 14 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of March 31, 2000, our aggregate future lease obligations totaled $24.4 million, with varying maturities over the next 18 years. In four of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. We do not charge interest on these advances. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. As of March 31, 2000, the amount of loans we had guaranteed totaled $6.9 million and the company expects to provide additional guarantees over the next twelve months.

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

WE MUST RECOGNIZE A PORTION OF ANY LOSSES OF APEX ONLINE LEARNING INC.

         In July 1999, we acquired a 16.5% ownership interest in APEX Online Learning Inc., a company which provides interactive advance placement courses for high school students over the Internet, for $5.0 million. In December 1999, we invested an additional $5.0 million in APEX, increasing our ownership interest to 19.7%. Because of our significant ownership interest in APEX, we must recognize a pro rata portion of APEX's losses based upon our ownership interest, up to a maximum amount equal to our investment in APEX. In the nine months ended March 31, 2000, we recognized $1.3 million of loss as our share of APEX' net loss for that period. We expect APEX to recognize losses into the future. If APEX does not become profitable, we will be required to recognize losses attributable to APEX, and our reported financial performance could suffer.

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

         - The Elementary and Secondary Education Act, including Title I, is scheduled for reauthorization by Congress in 2000. If Congress does not reauthorize or provide interim appropriation for the Elementary and Secondary Education Act, we would receive less funding and our growth and financial results would suffer.

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

         As of March 31, 2000 our officers and directors and entities affiliated with them together beneficially owned 24,980,277 shares of class A common stock and 3,361,334 shares of class B common stock. The shares held of record by such parties represent approximately 59.4% of the voting power of the class A common stock, including the ability to elect three of the seven class A directors; approximately 87.1% of the voting power of the class B common stock, including the ability to elect all of the four class B directors; and approximately 72.7% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by our officers and directors and others affiliated with them, approximately 2,972,793 shares of class A common stock and 330,329 shares of class B common stock are subject to options exercisable within 60 days of March 31, 2000. These stockholders, if they act together, will be able to exercise control over all matters requiring approval by our stockholders, including the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change of control is proposed.

         In addition, as of March 31, 2000, H. Christopher Whittle, our President and Chief Executive Officer and a director, beneficially owned 4,160,248 shares of class A common stock and 1,265,305 shares of class B common stock. The shares held of record by Mr. Whittle and his affiliates represent approximately 10.2% of the voting power of the class A common stock; approximately 34.2% of the voting power of the class B common stock, including the ability to elect one of the four class B directors; and approximately 21.6% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by Mr. Whittle and his affiliates, 1,562,640 shares of class A common stock and 173,627 shares of class B common stock are subject to options exercisable within 60 days of March 31, 2000. Mr. Whittle and his affiliates also own options not exercisable within 60 days of March 31, 2000 covering 2,780,027 shares of class A common stock and 308,894 shares of class B common stock. To the extent Mr. Whittle exercises these options, his voting power will be increased. In addition, if the other holders of class B common stock sell a significant portion of their class B common stock, the voting power of Mr. Whittle's class B common stock will further concentrate. Also, if the other holders of class B common stock reduce their common stock holdings below a specified threshold, then their class B common stock will automatically convert into class A common stock, further increasing Mr. Whittle's voting power. The class B common stock generally converts into class A common stock upon its transfer. However, shares of class B common stock transferred to Mr. Whittle do not automatically convert into class B common stock. Consequently, Mr. Whittle can also increase his voting power by acquiring shares of class B common stock from other stockholders.

PLEDGES OF SHARES OF OUR COMMON STOCK BY MR. WHITTLE COULD RESULT IN VOTING POWER SHIFTING TO THE HANDS OF HIS LENDERS

         As of March 31, 2000, Mr. Whittle and WSI Inc., a corporation controlled by Mr. Whittle, owned 2,697,747 shares of class A common stock and 1,102,803 shares of class B common stock. These figures include shares issuable upon the exercise of options within 60 days of March 31, 2000. Mr. Whittle and WSI have pledged to Morgan Guaranty Trust

Company of New York all of their direct and indirect interests in Edison to secure personal obligations. These obligations become due in February 2003 and interest on these obligations is payable quarterly. In addition, Mr. Whittle may not vote his class A common stock and class B common stock on any matter other than the election or removal of directors without Morgan's prior written consent. Of these shares, Morgan allowed WSI to pledge 500,002 shares to another lender. Upon satisfaction of WSI's obligation to the other lender, these shares would revert back to being pledged to Morgan. Morgan also allowed WSI to grant options to purchase an aggregate of 65,991 of these shares to other investors. If these options were not exercised, these shares would revert back to being pledged to Morgan. WSI also granted Morgan an option to purchase 117,500 shares of class A common stock held by WSI for an exercise price of $3.00 per share. If Mr. Whittle and WSI were to default on their obligations to Morgan and Morgan were to foreclose on its pledge, the class B common stock transferred directly or indirectly to Morgan would be converted into class A common stock. Thereafter, based on current holdings, and assuming the shares pledged to the other lender and the shares subject to options to other investors revert to the Morgan pledge, Morgan, together with its affiliates who are currently stockholders of Edison, would beneficially own 6,356,911 shares of class A common stock, including shares subject to options exercisable within 60 days of March 31, 2000. The holdings of Morgan and its affiliates would then represent 15.2% of the voting power of the class A common stock, 11.7% of the voting power of the class B common stock and 13.7% of the combined voting power. This would enable Morgan to exercise greater influence over corporate matters.

WE MAY INCUR SUBSTANTIAL COSTS IF WE ARE UNABLE TO COMPLETE OUR EDISION CORPORATE HEADQUARTERS PROJECT

         We have entered into a contract with Castle Senior Living LLC ("Castle") to purchase a lot located in the Harlem section of the borough of Manhattan in New York City for a purchase price of $10 million. We intend to develop the property in partnership with the Museum of African Art for a mixed-use project consisting of Edison Corporate Headquarters, a charter school and a museum. We have paid Castle $2 million to date, and must pay the balance of the purchase price on the closing date of July 11, 2000. If we are unable to obtain the necessary zoning approvals by July 11, 2000, we may extend the closing date until January 11, 2001 if we pay Castle $1 million by June 29, 2000. We may further extend the closing date until April 11, 2001 if we pay Castle and additional $500,000 by December 28, 2000. If we are unable to obtain the necessary zoning approvals by April 11, 2001, or if prior to that time we decide to terminate the contract with Castle, we will forfeit any amounts paid to Castle to date, to a maximum amount of $3.5 million. In addition, we do not currently have a contract with the Museum of African Art for this project or an agreement with any party to operate a charter school on that site. If we are unable to obtain an agreement with the Museum of African Art or approval to operate a charter school, we may have a terminate the contract with Castle.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We currently have market risk sensitive instruments related to interest rates. We had outstanding long-term notes payable of $20.2 million at March 2000. Interest rates on the notes are fixed and range from 15.0% to 20.4% per annum and have terms of 36 to 48 months.

         We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

         Additionally, we do not have significant exposure to changing interest rates on invested cash, which totaled approximately $78.8 million of our unrestricted cash at March 2000. We generally invest cash in money market accounts and short term investment grade marketable securities. We do not purchase or hold derivative financial instruments for trading purposes.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 2000 and March 2000, pursuant to the exercise of outstanding warrants, the Company issued an aggregate of 88,512 shares of Class A Common Stock at a weighted average price of $4.00 per share.

         In March 2000, the Company issued options under its 1999 Stock Incentive Plan to purchase an aggregate of 39,157 shares of Class A Common Stock at a weighted average exercise price of $12.30 per share. In February 2000 and March 2000, pursuant to the exercise of outstanding options, the Company issued an aggregate of 23,250 shares of Class A Common Stock at a weighted average exercise price of $7.62 per share.

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

         In connection with the Company's initial public offering, on November 10, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (Registration No. 333-84177) effective. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation and J.P. Morgan Securities Inc., and their respective foreign affiliates, served as the managing underwriters of the offering. On November 17, 1999, the Company sold 6,800,000 shares of its Class A Common Stock at $18.00 per share to the underwriters. The aggregate proceeds to the Company from the offering were $122.4 million. The Company's total expenses in connection with the offering were approximately $13.1 million, of which approximately $8.6 million was for underwriting discount to the underwriters and approximately $4.5 million was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company or any affiliates of the Company. The Company's net proceeds from the offering were approximately $109.3 million. From the effective date through March 31, 2000, the Company used approximately $25.1 million for capital expenditures and approximately $5.4 million for operations, all of which were paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company or any affiliates of the Company. As of March 31, 2000, the Company has approximately $78.8 million of net proceeds remaining, and pending use of these proceeds, the Company intends to invest such proceeds primarily in investment grade, interest-bearing securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27.1    Financial Data Schedule

(b)      Reports on Form 8-K

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EDISON SCHOOLS INC.

Date:  May 12, 2000            /s/  H. Christopher Whittle
                               -----------------------------------------
                                    H. Christopher Whittle
                                    President, Chief Executive Officer and
                                    Director

Date:  May 12, 2000            /s/  James L. Starr
                               -----------------------------------------
                                    James L. Starr
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Accounting Officer)

                                  EXHIBIT INDEX

27.1     Financial Data Schedule




27