Form 10-K
period 2000-06-30
EDISON SCHOOLS INC
filed 2000-09-28
CIK 1089567

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-27817

                               EDISON SCHOOLS INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    13-3915075
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                521 FIFTH AVENUE, 15TH FLOOR, NEW YORK, NY 10175
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER; INCLUDING AREA CODE: (212) 419-1600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                  Class A Common Stock, $ .01 par value
                  Class B Common Stock, $ .01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant's Class A Common Stock on September 15, 2000, as reported on the Nasdaq National Market, was approximately $803,000,000.

The number of shares of the registrant's Class A Common Stock outstanding on September 15, 2000 was 43,930,639 and the number of shares of the registrant's Class B Common Stock outstanding on September 15, 2000 was 3,350,471.


                       DOCUMENTS INCORPORATED BY REFERENCE


      Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 30, 2000, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               EDISON SCHOOLS INC.

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I
                                                                                 PAGE
                                                                                 ----
Item 1       -  Business.......................................................    4

Item 2       -  Properties.....................................................   21

Item 3       -  Legal Proceedings..............................................   22

Item 4       -  Submission of Matters to a Vote of Security Holders............   22

             -  Executive Officers and Directors of the Registrant.............   22

PART II
                                                                                 PAGE
                                                                                 ----
Item 5       -  Market for Registrant's Common Equity and Related
                  Stockholder Matters..........................................   26

Item 6       -  Selected Financial Data........................................   27

Item 7       -  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................   28

Item 7a      -  Quantitative and Qualitative Disclosures About Market Risk.....   50

Item 8       -  Financial Statements and Supplementary Data...................    50

Item 9       -  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure.....................................   50

PART III
                                                                                 PAGE
                                                                                 ----
Item 10      -  Directors and Executive Officers of the Registrant.............   51

Item 11      -  Executive Compensation.........................................   51

Item 12      -  Security Ownership of Certain Beneficial Owners and
                  Management...................................................   51

Item 13      -  Certain Relationships and Related Transactions.................   51

PART IV
                                                                                 PAGE
                                                                                 ----
Item 14      -  Exhibits, Financial Statements and Reports on Form 8-K.........   52

SIGNATURES......................................................................  53

      Some of the statements under "Management's Discussion and Analysis of Financial Condition and Result of Operations," "Business" and elsewhere in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about our ability to, among other things:

      - implement our business strategy;

      - expand our customer base and increase the number of students enrolled in schools managed by us;

      - control costs;

      - improve the academic achievement of students in our schools; and

      - finance and manage our rapid growth

      In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of these and other similar words.

      Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Risk Factors That May Affect Future Results" and elsewhere in this report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on form 10-Q that we file in fiscal 2001.

      Technology as a Second Language(R), EdLab and Edison's logo are trademarks or service marks of Edison. Other trademarks or service marks appearing in this Annual Report are the property of their respective holders.

      We are a Delaware corporation, and our principal executive offices are located at 521 Fifth Avenue, 15th Floor, New York, New York 10175 and our telephone number is (212) 419-1600. Our web site address is www.edisonschools.com. The information on our web site is not incorporated by reference into this Annual Report and should not be considered to be a part of this Annual Report. Our web site address is included in this Annual Report as an inactive textual reference only.

                                     PART 1

ITEM 1.    BUSINESS

      Edison is the nation's largest private operator of public schools serving students from kindergarten through 12th grade. As reflected in the agendas of both the Republican and Democratic parties, education is among the most important domestic issues in the United States today. Directly addressing this issue, we contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on other public schools in the area. Over the course of three years of intensive research, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We opened our first four schools in August 1995, and have grown rapidly in every subsequent year. We served approximately 37,500 students in 79 schools located in 16 states across the country and the District of Columbia in the 1999-2000 school year. This represents an increase of 14,000 students and four new states from the 1998-1999 school year. In the 1999-2000 school year, approximately 26,700 students were enrolled in our schools in grades K-5, approximately 9,700 in grades 6-8 and approximately 1,600 in grades 9-12. In the 2000-2001 school year, we expect to enroll between 57,000 and 59,000 students in 113 schools located in 21 states and the District of Columbia. Our total revenue has grown from $11.8 million in fiscal 1996 to $224.6 million in fiscal 2000. We attribute our growth in part to the demonstrated success of our schools, as measured by significant improvements in student academic performance and high levels of parental satisfaction.

      Our model offers public school authorities, who face widespread concern about disappointing student achievement, the benefits of a large private sector company with national support systems. We believe those benefits include:

      - the ability to create, implement and support a superior educational model through focused research and development; and

      - increased emphasis on accountability for achieving improved academic performance.

      These benefits contribute to an enhanced educational experience that has proven attractive to public school authorities, parents and teachers alike. Elements of that experience include:

      - a rich and challenging curriculum based on clear standards and high expectations for all students;

      - a significantly longer school day and year;

      - an enriched technology program characterized by computers, supplied by us without cost to the family, in the home of every student above the second grade following the first year of the school's operation, full time technology personnel supporting each site and laptop computers for every teacher;

      - an emphasis on the professional growth of teachers through a commitment to training, an explicit career ladder and a school management structure that allows teachers to participate in the leadership of the school;

      - a support system focused on improving student achievement;

      - exposure to foreign language beginning in kindergarten; and

      - an emphasis on parental involvement and character development.

INDUSTRY BACKGROUND

OVERVIEW

      During the 1997-1998 school year, over 14,000 school districts comprising 89,000 K-12 schools enrolled an estimated 46.1 million students. We currently concentrate our business development efforts on the approximately 1,800 medium and large school districts that each have more than 5,000 students. We estimate that these districts had annual operating budgets aggregating $190 billion for the 1998-1999 school year. Despite the growth in spending on public education over the last decade, student achievement has progressed very little and remains low. For example, on the National Assessment of Educational Progress, only approximately 24% of students in grades 4 and 8 met grade level standards in mathematics in 1996, the last date for which results are available. In reading, only approximately 37% of students in grades 4 and 8 met grade level standards in 1998, and only approximately 25% of students in grades 4 and 8 met grade level standards in writing in 1998. The National Assessment of Educational Progress, a testing program conducted by the U.S. Department of Education since 1970, uses tests specially designed to measure how well students meet grade level standards established by a national panel of education experts. The tests are administered to random national samples of students at three grade levels every other year, or every fourth year, in major subjects.

      We recognize that there are many excellent public schools in the United States. We also believe, however, that the overall performance of public schools has been compromised by several inherent constraints under which they operate. We believe that, taken together, these constraints inhibit many districts from implementing a systemic program of improvement.

      - LACK OF CONSISTENCY IN LEADERSHIP. We believe that an effective program for change requires both planning and a sustained commitment to effective implementation over a lengthy period of time. School districts are typically governed by school boards subject to regular elections and related turnover. The average term of urban school superintendents is less than three years. As a result of the relatively brief tenure of leadership, many public school systems have found it difficult to implement long-term approaches to improving student performance and school quality generally.

      - INABILITY TO EXPLOIT THE ADVANTAGE OF SCALE. The over 14,000 school districts in the United States tend to be small, independent and localized operations. Only 2% of all school districts had annual operating budgets greater than $100 million for the 1995-1996 school year. This modest size can result in severe limitations on the ability both to develop and to implement substantial improvements in curriculum and school design. For example, in contrast to most large-scale private enterprises, the research and development budget in many districts is negligible. With the need to devote a significant portion of their resources to stand-alone administrative structures and the support staff to oversee curriculum for all subjects over 13 grade levels, many districts simply have nothing left for a long-term program of improvement.

      - INABILITY TO INVEST FOR THE FUTURE. The time horizons of school districts necessarily are linked to the one-year appropriations cycle under which they usually operate. The ability to invest for the future by tolerating substantial short-term budget deficits is generally not feasible for school districts. For this reason as well, we believe, change tends to be only incremental.

      In all three respects -- consistency of leadership, the benefits of scale and the ability to make substantial investment for the future -- a large, private sector company such as Edison is in a strong position to add substantial value to public education.

CURRENT REFORM INITIATIVES

      Public education is currently at the top of national, state and local political agendas. Both major national political parties have placed education at the center of their national platforms and many state and local authorities have enacted or encouraged measures to implement significant educational reforms. Some of these reforms are programmatic innovations occurring within public schools. Examples include expanded levels of teacher training, higher standards, more rigorous testing and more effective technology. Other initiatives have sought to reform the public education system itself by embracing the market-oriented concepts of competition, accountability and a broader range of parental choice. These measures include legislation authorizing charter schools, private management of public schools, voucher programs and increased choice within existing systems.


      - CHARTER SCHOOLS. Since Minnesota first enacted legislation in 1991, 36 states and the District of Columbia have passed charter school legislation. Under the typical charter school statute, identified entities, such as the state board of education or a state university, are authorized to grant a specified number of charters to community groups or non-profit entities to create a public school. A growing number of charter boards in turn contract with private sector organizations to operate the schools. In return for a large measure of autonomy from regulation, the charter school is accountable for student academic performance. Many charter school statutes limit the number of charter schools or the number of students that may enroll in charter schools. Currently, there are over 1,600 charter schools in operation, with an estimated enrollment of over 350,000 students in 31 states and the District of Columbia. This enrollment represents approximately 1.0% of the total student population in those 31 states and the District of Columbia.

      - CONTRACT SCHOOLS. Contract schools are public schools operated by private organizations based upon management agreements with local school boards. Unlike charter schools, contract schools do not require specific statutory authority, but are created through a contract between a school management company and a school board in accordance with existing authority.

      - VOUCHER PROGRAMS. Voucher programs provide for the issuance to parents of tuition vouchers worth a certain amount of money that they can redeem at any approved school of their choice. These programs allow students to choose among public schools, which would have to compete for students, or possibly even attend private schools. Milwaukee and Cleveland have implemented voucher programs and Florida has adopted legislation authorizing such a program. Voucher legislation has also been introduced in several states. Private philanthropists have also made funds available for voucher programs.

      - CHOICES OFFERED BY SCHOOL DISTRICTS. School districts are offering increased choice to their students by, for example, establishing magnet schools serving students within the district and allowing students to attend schools across district lines. Magnet schools are specialized public schools offering unique programs, such as curricula emphasizing math, science or the arts.

      - STATE TAKEOVER STATUTES. Some states have exercised their ability under local law to divest local school boards of their authority to manage an identified school or schools within the district. These states include Maryland and New Jersey. One of those states, Maryland, has opted to contract with us to provide educational services at the identified schools.

      Incorporating elements of both a market-oriented approach and programmatic innovation, we are a leader in offering reform alternatives to local school boards searching for new approaches to education. For the 1999-2000 school year, we operated 55 contract schools with a total enrollment of approximately 26,500 students and 24 charter schools with a total enrollment of approximately 11,000 students. Of these contract schools, 15 were operated under charters granted by school districts, which provide the facilities, and we categorize these schools as contract schools because we do not provide the facilities and therefore the economics of these arrangements closely resemble those of a contract school. The remaining 40 contract schools were operated under management agreements with local school boards. For the 2000-2001 school year, we are operating 68 contract schools and 45 charter schools. We do not participate in voucher programs.

THE EDISON SOLUTION

      As a private enterprise with national scale, Edison offers school districts and charter boards a vehicle for overcoming many of the inherent constraints that have impeded systemic reform of public schools. The Edison solution consists of two equally critical and mutually reinforcing components:

      - a research-backed curriculum and school design that we believe yields significant improvement in student academic achievement as reflected in average annual gains of six percentage points against state criterion-referenced tests and four percentage points per year against national norm-referenced tests; and

      - support systems designed to ensure consistent, replicable and effective implementation of our educational model as we expand into a wide range of communities across the nation.

      Examples of the latter include a national teacher and principal recruiting system; an infrastructure to support teacher training both before and after a school opens; a national distribution network for curriculum materials, technology equipment and supplies; and information systems to track and enhance student progress against identified goals.

      We believe that many public school authorities are attracted to the Edison solution because, unlike some other school reform initiatives, it enables them to stimulate positive, market-oriented, comprehensive school reform within the framework of the existing, locally controlled public school system. By entering into a partnership with us, such authorities enjoy the resources, systems, continuity of focus and commitment to ongoing research and development associated with a national private sector company while at the same time retaining local control of public education. For example, our management agreements typically provide for the district or charter board to maintain ultimate oversight and supervision over the school. In addition to regular reporting requirements and the ability to terminate the management agreement on performance grounds, such oversight may take several forms, including the right to reject Edison's candidate for school principal and the right to make adjustments to the curriculum.

RESEARCH BEHIND THE EDISON SOLUTION

      The Edison school design and curriculum grew out of a comprehensive three-year research project conducted by a team of approximately 30 full-time professional employees and numerous outside experts under the leadership of Benno C. Schmidt, Jr., the former President of Yale University. Our design team included respected education researchers, curriculum developers, teachers, principals, school administrators, writers, technology specialists and experts in school finance and management. Together, they brought a wide range of perspectives on improving education through the reform of curriculum, instruction, assessment, professional development, school organization and most other elements of education.

      The research leading to the development of our solution was extensive and systematic; our staff members interviewed educators, reviewed a wide range of school programs and attempted to assemble the best scientific evidence of the effects of potential reforms in K-12 education. For example, our review of a successful project in Indiana which placed computers in the homes of high-risk students was instrumental in our decision to put computers in our students' homes. Similarly, our investment in tutors resulted from our examination of programs run by a Johns Hopkins University sociologist with a well-documented record of developing basic skills with students who are at high risk for academic failure.

THE EDISON CURRICULUM AND SCHOOL DESIGN

      Our schools combine innovative curriculum and instruction methods with structures to assess and guide students, hold school administrators accountable for student performance and encourage and facilitate parental involvement in their children's education.

      CURRICULUM

      DEMANDING PROGRAM OF STUDY. Our curriculum is guided by detailed and demanding student academic standards that specify what students should know and be able to do at the end of each school year in twenty fields of study, from reading, writing and mathematics to economics, geography, visual arts and foreign languages. Our curriculum is also rich in content. For example, students at the junior and high school levels study three years of world history and literature and two years of U.S. history and literature. In addition, all high school students have the opportunity to complete biology, chemistry and physics, usually by the end of 10th grade, and we offer a wide range of advanced placement courses to students in the 11th and 12th grades.

      PROFESSIONAL DEVELOPMENT FOR TEACHERS. Our professional development program provides opportunities for teachers to learn how to implement our program and develop their skills as educators. We typically provide teachers with four to six weeks of training before a school first opens and additional support and training during the school's initial year. In addition, teachers generally have two periods every day free for their own professional development, and our school calendars provide at least five days for ongoing training each year. We also offer more than a dozen national curriculum conferences annually for different specialists within our schools.

      PROVEN INSTRUCTION METHODS. We use instruction methods derived from systematic research. For example, our elementary schools implement Success for All, a K-5 reading program developed at Johns Hopkins University and refined through experimental studies directed by Johns Hopkins University over the last ten years. Our schools generally use mathematics programs developed through years of research by the University of Chicago School Mathematics Project.

      EMPHASIS ON CORE VALUES. We believe schools cannot be successful unless the students display certain values, such as the willingness to take responsibility for themselves and their education, respect for teachers and other students, and the desire to become educated. Our educational program is built around a defined set of core values: wisdom, justice, courage, compassion, hope, respect, responsibility and integrity. We believe these core values help us promote strong character in our students and a positive learning environment. Our students receive instruction in these core values at every grade level. For example, students in our elementary schools read out loud and have group discussions of morality stories written for children. Also, our teacher training in student discipline, classroom management and instruction is based on a character education program that incorporates these values.

      REGULAR ASSESSMENTS OF STUDENT PERFORMANCE. We routinely monitor our students' progress against academic standards. We connect our standards and instructional programs with state standards and assessments, and we believe our students are well prepared for state and local tests, for which we are held accountable. Each quarter teachers complete a unique report card, known as a Quarterly Learning Contract, which is a special narrative report card that tracks student progress against academic standards and sets specific goals for students. We believe this is a contrast to the typical American report card that grades progress relative to each teacher's subjective classroom standards. Students also receive traditional letter grades in the Quarterly Learning Contract. Our students take all standardized tests required by state and local authorities, and we also administer our own annual tests, known as Common Performance Assessments, calibrated to our academic standards, to ensure teachers are judging work appropriately. In the 1999-2000 school year, we introduced a monthly benchmark assessment system that provides us with detailed measurements of student progress toward achieving grade level academic standards. We use these assessments to determine whether we should adjust our instructional programs to help our students achieve the academic requirements of their grade level.

      EXTENSIVE REMEDIAL INSTRUCTION. The Edison curriculum is designed to meet the needs of all students, regardless of ability. We employ one-on-one tutoring to help students master the academic requirements of their grade level. Intensive remedial instruction in reading is available at all grade levels. In addition, our longer school day and year provide more time for instruction.

      SUPPORT FOR STUDENTS WITH SPECIAL NEEDS. We instruct special education students in mainstream classrooms, to the extent we believe it is responsible to do so. However, special education staff are available at each site to provide a full continuum of services, including additional support in regular classrooms, resource rooms and self-contained environments for students with greater needs. We offer students who have limited English proficiency English-as-a-second-language programs or bilingual programs, depending on community preference and needs.

      SCHOOL DESIGN

      STUDENTS AND TEACHERS ARE ORGANIZED INTO SMALL SCHOOLS-WITHIN-A-SCHOOL. Each of our schools consists of small, flexible schools-within-a-school, called academies, where teachers typically follow the same students from grade to grade for several years. We believe this organization ensures that students are better known by their teachers, helps foster student-teacher relationships and encourages teachers to feel more ongoing responsibility for individual students. Within each academy, students are generally organized into multigrade groups, called houses, of 100 to 180 students each. Students typically remain within the same house until they graduate from the particular academy. Each house is led by four to six teachers, who usually work with students of every level of the house for the duration of their academy experience and are responsible for the core academic program of instruction in math, science, history, geography, civics, economics, reading and language arts.

      LONGER SCHOOL DAY AND YEAR. Our students are in school an average of 1,500 hours each year after the first year of their school's operation, compared to the national average of approximately 1,170 hours per year. Our school year is approximately 200 days, compared to an average of 180 days for public schools. Based on these averages, we believe our students spend approximately 28% more time in school each year than students in most other public schools. This provides our students with substantially more time for learning than many public school students and enables us to implement a richer curriculum. Our school schedule also provides our students with less time during the shorter summer vacation to forget what they learned during the school year.

      INCREASED INTEGRATION OF TECHNOLOGY IN THE LEARNING ENVIRONMENT. Our schools are technologically rich environments aimed at preparing students for the workplaces of the future. We provide each of our teachers with a laptop computer and our classrooms generally have three computers as well as printers for student use. We provide every family with a student above the second grade a computer and a modem for use at home, following the first year of their school's operation. To encourage and increase communication and enable the sharing of best practices, teachers, students and parents are electronically connected via The Common, our Internet-based, internal message, conferencing and information system that connects all our schools. We have a distinctive program called Technology as a Second Language to teach school staff, students and families to use technology effectively.

      IMMEDIATE AND COMPREHENSIVE CHANGE. For the schools we opened in the fall of 1999, we made an average initial investment of approximately $2,400 per student, or approximately $1.4 million per school, which we used to purchase computers and other technology, implement our curriculum and train new teachers. We believe this provides an opportunity for schools to launch a comprehensive package of change all at once. In contrast to the small steps that school reform usually must take, our schools are able to integrate new curriculum, technology and professional development and pursue excellence in all areas immediately and aggressively.

      SCHOOL-LEVEL ACCOUNTABILITY. We hold each school accountable for a high level of demonstrated student progress as measured by conventional standardized tests, official performance assessments and our own assessments. Staff compensation and promotions within our schools are generally linked to performance. Parents of students in our schools are encouraged to share accountability for their children's progress by co-signing the Quarterly Learning Contract, under which they make a moral commitment to help their children achieve specified academic goals. The Quarterly Learning Contract serves as the report card for our students and indicates to parents how well their children are performing relative to our annual academic standards. In addition to educational accountability, our schools are also held accountable for financial management and student, parent and community satisfaction.

      PRINCIPALS ACCOUNTABLE FOR SCHOOL PERFORMANCE. Principals at our schools are appraised and compensated based on meeting student academic performance, financial management and community satisfaction goals. They are also responsible for public reporting of their school's accounts and budgets. Principals receive school report cards that track progress on all accountability criteria, and principals are in turn appraised and compensated based on progress against the accountability criteria. Principals for our contract and charter schools are chosen in consultation with the school district or charter board and normally hired four to six months before the school opens. This allows our regional vice presidents to work closely with the new principals for several months to thoroughly introduce them to our education system. In addition, new principals receive two weeks of formal training on our education system.

      DEDICATED TEACHERS. We believe our schools attract motivated and dedicated teachers due to the following factors:

      - our innovative curriculum and approach to education;

      - our commitment to professional development of teachers;

      - increased access to resources and technology; and

      - generally competitive salary levels.

Our schools are staffed by four levels of teachers: lead teacher, senior teacher, teacher and resident teacher. We believe this four-tier seniority system provides an attractive career path and allows new teachers to be mentored by more experienced teachers. Teachers are hired based on classroom and educational experience, expertise in a particular subject area, evidence of leadership abilities in the context of teams, and interaction with staff, students and families. Lead teachers have responsibility for the organizational management of the teaching team, and classroom instruction is the primary focus of senior teachers, teachers and resident teachers. In addition, lead teachers serve on the management team of the school, which is led by the principal and also includes the business services manager. In this respect, teachers are offered the opportunity to participate in the management of the school.

      PARTNERSHIPS WITH FAMILIES. We are committed to keeping families engaged in their children's education, both at school and in the home. We actively encourage parental involvement in the education of their children through interaction with teachers, involvement in school affairs and numerous volunteer opportunities. We believe our program of providing, following the first year of the school's operation, computers to the families of our students above the second grade has increased parents' level of involvement in the school. In addition, by co-signing the Quarterly Learning Contract, parents commit to monitor the progress of their children in meeting stated educational goals.

THE EDISON OPERATING SYSTEM

      The systems we have built to ensure consistent and effective implementation, replicability and scalability are as essential to our model as the Edison curriculum and school design itself. Although there are many outstanding public schools in the United States, we believe that the basis for such success has been highly individualized, often, for example, dependent on an especially dynamic principal. Edison has designed its support systems with the objective of not only creating excellence, but being able to replicate it in a consistent manner in a widely diverse array of schools across the country.

      REGIONAL VICE PRESIDENT STRUCTURE. Edison's seven regional vice presidents, most of whom are former school superintendents or principals, provide the most critical link between our central operations and each school site. They are accountable for building and ensuring the operation of successful schools, defined as schools that measurably enhance student achievement over time and meet financial objectives. In meeting this responsibility, regional vice presidents make frequent site visits, analyze school academic and financial data, coordinate central support operations that meet the needs of each school and hold regional training sessions for principals and teachers.

      EDUCATION AND CURRICULUM DIVISION. Our Education and Curriculum Division, our largest central division, oversees the implementation, modification, support and effectiveness of our educational design. The Education and Curriculum Division's approximately 50 employees, together with approximately 200 of our teachers who we annually certify as trainers, provide a continuous stream of support to our schools through the coordination of schoolwide and national training programs, development of curricular standards and assessment of design effectiveness at each school. The Education and Curriculum Division also collects, analyzes and publishes educational data for use by our schools, our school district and charter board clients and the public.

      ASSESSMENT. The Assessment Department within our Education and Curriculum Division monitors student achievement, school design and customer satisfaction criteria of our schools, and analyzes these data to understand and measure our schools' performance. This department also prepares monthly and annual reports on school performance for our principals and regional vice presidents.

      RECRUITING. Strong educational leadership and teaching ability are vital to the successful implementation of the Edison design. Our Recruitment Department works year-round to attract outstanding principal candidates through a variety of recruitment strategies, including direct headhunting, national advertising and cultivation of outstanding internal candidates. The department also recruits outstanding teacher candidates through a network of school-based recruitment coordinators and through targeted recruitment efforts at prominent schools of education, historically black colleges and highly regarded teacher organizations.

      REAL ESTATE. Prior to finalizing a management agreement, we typically review the physical condition, technology infrastructure, suitability and student capacity of each school site, and estimate the costs of preparing the facilities for an Edison school. Once the management agreement is finalized, we contract with local architects and construction managers to make the necessary modifications or work closely with client school districts, depending on the terms of the management agreement. In some independent charter school management agreements, we may be responsible for new construction, major renovation or conversion of a commercial or industrial property, along with providing certain financing. We have developed expertise in working with national, regional and local project managers, architects, engineers and construction firms to develop these properties for school use. In the future, we intend to work with Ksixteen LLC to develop properties for use as charter schools. Ksixteen, a company that has recently been formed by Edison and several other investors, will provide construction management and real estate development and financial advisory services to charter schools. For more information on our real estate arrangements and our relationship with Ksixteen, see "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Risk Factors That May Affect Future Results - Ksixteen LLC may be unable to develop properties for use as charter schools."

      START-UP. As a management agreement is finalized, the assigned regional vice president sets up a local start-up office, hires a start-up staff, and begins to complete each step outlined in our Start-up Manual, a multi-volume guide that directs each phase of the start-up process. The start-up office serves as the center for all school operations, including student enrollment, staff recruitment and coordination with the central office.

      PURCHASING. Our Purchasing Department is responsible for coordinating both the purchase and the delivery of each school's curriculum and technology. We believe our size and growth have allowed us to achieve economies of scale by realizing more competitive prices from vendors than could most school districts. Once all curriculum and technology orders are made, attention shifts to coordinating delivery to each Edison school. To help achieve this goal, we require most of our vendors to ship most orders to a central warehouse for distribution to the schools.

      ENROLLMENT. We provide technical expertise and on-site support to assist each school in reaching its targeted enrollment. The Student Enrollment Department supports a variety of student recruitment strategies, including door-to-door distribution of recruitment literature, neighborhood information sessions, posting of fliers in public areas, use of available print and electronic media and interaction with community-based organizations. In the event that the number of students seeking admission to an Edison school exceeds the school's capacity, an open admissions lottery is held to determine which students are admitted and which are placed on the school's waiting list.

      BUSINESS SERVICES. We hire a business services manager to manage the day-to-day administrative operations at each Edison school under the supervision of the school's principal. Business services managers are responsible for managing the school's budget, processing all site expenditures and coordinating student transportation, food and personnel services at each Edison school. We also employ four financial analysts in our central office to assess prospective management contracts and monitor the budgets of our existing schools. Our central office also monitors real estate financing and performs traditional financial administrative functions.

      TECHNOLOGY. Our Technology Department oversees the creation, modification, and implementation of the technology components of the Edison curriculum and school design. The department creates specifications for each school and start-up office, oversees technology-related building modifications and equipment installation, recruits and selects, together with the school principal, the school's technology director, trains the school's technology director and provides additional field support as needed.

      FAMILY AND COMMUNITY PARTNERSHIPS. Formal parent orientation begins once the student body has been selected, but all parent meetings and community information sessions that lead up to final student selection are part of families' introduction to Edison and the contract or charter school. The parent orientation process is organized at each site by the school's student support manager, an individual hired for the school's first year to facilitate community interaction and coordinate social services within the school. The student support manager works closely with the school's principal throughout the start-up process to recruit parent volunteers, hold welcome meetings, orient parents to the Edison curriculum and school design and coordinate the school's grand opening celebration.

      PRE-OPENING TRAINING. We provide a comprehensive, pre-opening professional development program for principals and teachers at each of our new sites. Our national leadership training gives new principals an intense overview of the Edison design, including the start-up process, curriculum, student academic standards, school organization, school culture, technology, financial management and measures of accountability. Training for all instructional school staff takes place during the summer before the opening of the school and includes training on instructional methodology, classroom management and the core curriculum in each teacher's area of expertise.

      ONGOING TRAINING. We maintain the successful operation of each of our schools through frequent site visits by our support personnel and through ongoing professional development for school staff. All schools receive an average of 19 days of on site visits from our Curriculum and Education Division personnel. These visits are frequently supplemented with additional training sessions based upon the observations made during site visits and the expressed needs of each school's principal and teachers. In addition to training at the site level, principals and teachers regularly convene for national conferences, where training typically focuses on student achievement, leadership strategies, design modifications, community relations, new support services or subject-specific training sessions. Principals and teachers can also utilize The Common, our on-line network, to access additional resources and interact with individuals from other Edison schools.

      SITE MONITORING AND ACCOUNTABILITY. To ensure that each Edison school makes continuous progress in each of these areas, we generate a monthly School Operations Report for each school site. This report includes a compilation of educational data generated at each school site, anecdotal observations from our personnel who visited the school and information related to attendance, enrollment, student and teacher mobility and technology usage. In addition to the School Operations Report, we compile a year-end School Report Card for each school site. The report includes information about student performance on standardized tests; student performance on Edison's common performance assessments; levels of parent, staff, and student satisfaction; and the degree to which the school met its budgetary requirements. The School Report Card serves as the basis upon which the school principal is evaluated and, where state law permits, compensated.

THE EDISON SOLUTION IMPLEMENTED

      In the 1999-2000 school year, we operated 79 schools in 35 cities located in 16 states and the District of Columbia with a combined student enrollment of approximately 37,500. This represented an increase of approximately 14,000 students and four new states from the 1998-1999 school year. We have chosen not to renew a management agreement covering two schools that expired after the 1999-2000 school year. In total, we expect to enroll between 57,000 and 59,000 students in 113 schools in 46 cities located in 21 states and the District of Columbia. We are also offering summer school programs at three of our schools in the summer of 2000.

      We operate two types of schools: contract and charter. In the case of most charter schools, we are required to arrange for a facility. In some cases, however, we operate charter schools under a charter granted by the local school board, which provides the facility. In these cases, we categorize and count these schools as contract schools because we do not provide the facilities and therefore the economics of the arrangement more nearly resemble those of a contract school. We believe that Edison, which operated 55 contract schools in the 1999-2000 school year and is operating 68 contract schools in the 2000-2001 school year, is the only major provider of contract schools for traditional K-12 instruction in the United States.

      We consider grades K-5, 6-8 and 9-12 to each be a school, and we count grades K-5, 6-8 and 9-12 as separate schools, even if they are located in the same building. As we expand, we often introduce new grade levels gradually rather than simultaneously opening all grade levels within a school. We consider ourselves to have opened a new school if we introduce at least one grade level at a different school level, for example, if we add grade 6 at a location housing an existing K-5 school. In some cases, we count grades K-6 as one school if it is the local practice to configure elementary schools in this manner. For the 1999-2000 school year, we had 38 principals, and each principal is generally responsible for all the Edison schools on his or her campus. Our students have generally been from economically disadvantaged backgrounds, and approximately 60% of our students participated in the federal free and reduced lunch program during the 1999-2000 school year. These students came from families with incomes at or below 185% of the poverty level established by federal authorities.

      The following table provides information about the schools we are operating for the 2000-2001 school year:

                                                     NUMBER
                                                       OF       YEAR             TYPE OF  SHORTEST   EARLIEST
       CLIENT                    LOCATION           SCHOOLS   COMMENCED  GRADES   SCHOOL    TERM    EXPIRATION
-----------------------------------------------------------------------------------------------------------------
Chula Vista Elementary
 School District           Chula Vista,                1        1997       K-5   Contract* 5 yrs     June 2002
                           California
Ravenswood City
 School District           East Palo Alto,             2        1998       K-8   Contract* 5 yrs   January 2003
                           California
Fresno Unified
 School District           Fresno, California          1        1999       K-6   Contract* 5 yrs     June 2004
Napa Unified School
 District                  Napa, California            1        1998       K-6   Contract* 5 yrs     June 2003
San Francisco School
 District                  San Francisco,              1        1998       K-5   Contract* 5 yrs     June 2003
                           California
West Covina School
 District                  West Covina,                2        1998       K-6   Contract* 5 yrs     June 2003
                           California
Academy School
 District                  Colorado Springs,           2        1998       K-8   Contract  5 yrs     June 2005
                           Colorado
Colorado Springs
 School District           Colorado Springs,           2        1996       K-8   Contract* 5 yrs     June 2001
                           Colorado
Wyatt-Edison Charter
 School                    Denver, Colorado            2        1998       K-7   Charter   5 yrs     June 2003
Board of Area
 Cooperative Ed
 Services                  Hamden, Connecticut         2        1998       K-8   Contract  5 yrs     June 2003
Friendship Public
 Charter Schools           Washington, D.C.            4        1998      K-12   Charter   5 yrs     June 2003
Dade County Public
 Schools                   Miami, Florida              1        1996       K-5   Contract  5 yrs     June 2001
Bibb County School
 District                  Macon, Georgia              2        1999       K-6   Contract  5 yrs     June 2004
Chicago Charter
 School Foundation         Chicago, Illinois           3        1999      K-11   Charter   8 yrs     June 2007
Peoria Public
 Schools                   Peoria, Illinois            3        1999       K-8   Contract  5 yrs     June 2004
Davenport Community
 School District           Davenport, Iowa             1        1999       K-5   Contract  5 yrs     June 2004
Wichita School
 District No. 259          Wichita, Kansas             4        1995       K-8   Contract  5 yrs     June 2005
Boston Renaissance
 Charter Public School     Boston, Massachusetts       2        1995       K-8   Charter   5 yrs     June 2005
Seven Hills Charter
 School                    Worcester,                  2        1996       K-8   Charter   5 yrs     June 2001
                           Massachusetts
Battle Creek School
 District                  Battle Creek,               3        1998       K-7   Contract  5 yrs     June 2003
                           Michigan
Detroit Academy of
 Arts and Sciences         Detroit, Michigan           2        1997       K-6   Charter   5 yrs     June 2002
Detroit Public
 School Academy            Detroit, Michigan           2        1998       K-8   Charter   3 yrs     June 2001
YMCA Service
 Learning Academy          Detroit, Michigan           2        1999       K-8   Charter   5 yrs     June 2004
Edison Oakland
 Public School Academy     Ferndale, Michigan          2        1999       K-8   Charter   5 yrs     June 2004
Flint School
 District                  Flint, Michigan             4        1997      K-10   Contract  5 yrs     June 2002
Mid-Michigan Public
 School Academy            Lansing, Michigan           2        1996       K-8   Charter   3 yrs     June 2001
Mt. Clemens School
 District                  Mt. Clemens, Michigan       4        1995      K-12   Contract  5 yrs     June 2003

                                                     NUMBER
                                                       OF       YEAR             TYPE OF  SHORTEST   EARLIEST
       CLIENT                    LOCATION           SCHOOLS   COMMENCED  GRADES   SCHOOL    TERM    EXPIRATION
-----------------------------------------------------------------------------------------------------------------
Board of Education
 of Pontiac                Pontiac, Michigan           2        1998       K-7   Contract  5 yrs     June 2003
Duluth Public
 Schools                   Duluth, Minnesota           3        1997       K-8   Contract* 3 yrs     June 2003
Minneapolis School
 District No. 1            Minneapolis,                2        1998       K-7   Contract  5 yrs     June 2003
                           Minnesota
Westport Community
 Secondary Schools         Kansas City, Missouri       2        1999      6-12   Contract* 5 yrs     June 2004
Kansas City Municipal
 School District           Kansas City, Missouri       1        1999       K-5   Contract  5 yrs     June 2004
Westport Allen-Edison
 Village Educational
 School                    Kansas City, Missouri       2        1999       K-8   Charter   5 yrs     June 2004
Granville Public
 Charter chools            Trenton, New Jersey         3        1998      K-11   Charter   2 yrs     June 2002
Wayne County Public
 Schools                   Goldsboro, North            2        1998       K-8   Contract  5 yrs     June 2003
                           Carolina
Nash-Rocky Mount
 Public Schools            Whitakers, North            1        1999       K-5   Contract  5 yrs     June 2004
                           Carolina
Alliance Community
 Schools, Inc.             Dayton, Ohio                3        1999       K-6   Charter   5 yrs     June 2004
Southwest Independent
 School District           San Antonio, Texas          4        1997       K-7   Contract  5 yrs     June 2002
Tyler Independent
 School District           Tyler, Texas                1        1999       6-8   Contract  5 yrs     June 2004
Long Beach Unified
 School District           Long Beach,                 1        2000       K-5   Contract  5 yrs     June 2005
                           California
New Covenant Charter
 School                    Albany, New York            1        2000       K-5   Charter   4 yrs     June 2004
Lincoln-Edison
 Charter School            York, Pennsylvania          1        2000       K-5   Contract* 5 yrs     June 2005
Thomas A. Edison
 Charter School of
 Wilmington                Wilmington, Delaware        2        2000       K-7   Charter   5 yrs     June 2005
Drew Charter
 School, Inc.              Atlanta, Georgia            1        2000       K-5   Charter   5 yrs     June 2005
Springfield Public
 Schools                   Springfield, Illinois       1        2000       K-5   Contract  5 yrs     June 2005
New Baltimore City
 Board of School
 Commissioners and
 the Maryland State
 Department of
 Education                 Baltimore, Maryland         3        2000      PK-5   Contract  5 yrs     June 2005
Inkster Public
 Schools                   Inkster, Michigan           4        2000      K-12   Contract  5 yrs     June 2005
Shomburg Charter
 School                    Jersey City,                1        2000       K-5   Charter   2 yrs     June 2002
                           New Jersey
Charter School of
 Science and
 Technology                Rochester, New York         2        2000       K-8   Charter   5 yrs     June 2005
Renaissance
 Academy-Edison
 Charter School            Phoenixville,               2        2000       K-8   Charter   5 yrs     June 2005
                           Pennsylvania
Dallas Independent
 School District           Dallas, Texas               7        2000      PK-6   Contract  5 yrs     June 2005
Milwaukee Science
 Education
 Consortium, Inc.          Milwaukee, Wisconsin        2        2000      PK-7   Charter   5 yrs     June 2005
                                                     ---

        Total                                        113
                                                     ===

----------
* Indicates charter schools operated under a charter granted by the local school board.

GROWTH STRATEGY

      We believe the approximately 1,800 medium and large independent school districts nationwide, which we estimate collectively had operating budgets of $190 billion in the 1998-1999 school year, represent a significant growth opportunity. Our strategy is to grow within this market through the establishment of expanded relationships with existing clients as well as new relationships.

      Our marketing efforts will continue to focus on our ability to replicate the success achieved at other Edison schools throughout the country. We believe that effective marketing and communication efforts targeted at administrators, teachers and parents will yield higher levels of perceived benefits among these constituencies and ultimately generate increased penetration within our market of K-12 schools.

      A core element of our growth strategy is to establish multiple schools within a given school district to cover the entire K-12 grade range (elementary, middle and high school). We believe that uninterrupted access to the Edison system from kindergarten through high school will achieve the most favorable outcome for students. Historically, our management agreements have provided for the establishment of one elementary school during the first contract year. Through our development efforts, we seek to expand upon the initial contract by opening additional schools within the district in subsequent years. We believe that our strong academic results will encourage school districts and charter holders to retain us to operate multiple schools. In addition, we believe that satisfied parents will push to make our schools available for their children's entire K-12 education.

      We also expect our demonstrated success at our existing schools will encourage school districts and charter boards to enter into management agreements providing for us to establish multiple schools either in the first year or over time. Eleven of our first 13 clients have added one or more additional schools. Of the nineteen new clients for whom we are opening schools in the 2000-2001 school year, eight have entered into management agreements with us to establish multiple schools in the first school year.

COMPETITIVE STRENGTHS

      We believe that the following factors will contribute to our continued success and future growth:

      - QUANTIFIABLE ACADEMIC IMPROVEMENT. Student achievement in our schools has been substantial, as measured by a range of state and local tests. On average, in those schools that we have operated long enough to generate trend data, typically by a school's second year with Edison, our students have gained six percentage points per year against state criterion-referenced tests and four percentage points per year against national norm-referenced tests.

      - PARENTAL SATISFACTION. Our schools enjoy high parental satisfaction. According to a survey prepared for us by an independent market research firm for the 1997-1998 school year, covering all 20 of our schools then in operation, over 50% of the parents of our students gave our schools grades of A or A-. This compares to 37.2% of parents who give a grade of A or A- in U.S. public schools generally, according to the same market research firm.

      - EXTENSIVE INFRASTRUCTURE. We have a series of systems and support staff that permit us to implement our curriculum and school design in contract and charter schools in communities across the United States. The systems have been used successfully during our past four years of rapid expansion. These systems include recruiting capabilities, assessment mechanisms, professional development systems, financial management and acquisition systems, and systems to assess prospective management agreements.

      - ADVANTAGES OF SCALE. We expect to achieve advantages of scale as more schools are added to our school systems, allowing us to increase our purchasing power and reduce our overhead costs as a percentage of total revenue. We are also focused on achieving clustering efficiencies by opening multiple schools in a district. We have successfully opened additional schools for 11 of our first 13 clients. By focusing on expanding operations in existing markets, we believe we can better capitalize on our relationships with the district, our knowledge of the specific market and economies of scale in the provision of centralized services.

      - EXPERIENCED MANAGEMENT TEAM. We have an experienced management team led by H. Christopher Whittle, founder of several media enterprises including the first national electronic news system for middle and high schools in the United States, Benno C. Schmidt, Jr., former President of Yale University, Christopher D. Cerf, former Associate Counsel to President Clinton from 1994 to 1996, John E. Chubb, senior fellow at the Brookings Institution and a noted author and speaker on education, and Reverend Floyd H. Flake, former member of the United States

        House of Representatives. Our management team also has seven former school system superintendents, including Deborah M. McGriff, former superintendent of the Detroit public schools, and Manuel Rivera, former superintendent of the Rochester public schools.

      - SIGNIFICANT INVESTMENT IN RESEARCH AND DEVELOPMENT. Prior to opening our first four schools during the 1995-1996 school year, we conducted a three-year research project led by a core team of educators, researchers, policy experts and other professionals to create an innovative and, we believe, effective model for operating more efficient and effective public schools. This research project led to the creation of Edison's curriculum and school design, which integrate many successful educational practices into a comprehensive school solution for grades K-12, guided by high academic standards, supported by research-backed innovations in most areas of schooling and emphasizing assessment and accountability. In addition, our Education and Curriculum Division regularly assesses the effectiveness of our educational design and oversees its modification and improvement.

ACADEMIC PERFORMANCE

      School districts and charter boards generally retain us both to improve the academic performance of the students who will be in our schools and to create competition, which they hope will stimulate academic progress in the other schools in the district. Our students are required to take the same local, state and national tests administered by other public schools in the district. States regularly require students to take assessments based on state standards, known as criterion-referenced tests, and school districts also typically require students to take tests based on national standards, known as national norm-referenced tests. Both types of tests are scored by independent authorities and result in publicly available data about student performance. As of the end of the 1998-1999 school year, our fourth academic year, these tests have provided over 300 measures of our students' achievement.

      Student academic achievement in our schools has been substantial, as measured by these external assessments. Since 1995, for those schools that we have operated long enough to generate trend data, which is generally two years, the average annual improvement in student achievement, taking into consideration gains, losses and instances of no change, has been six percentage points on state criterion-referenced tests and four percentage points on national norm-referenced tests. These results compare favorably to the only available national measure of achievement trends, known as the National Assessment of Educational Progress, or NAEP. The NAEP is determined from criterion-referenced tests administered by the federal government every two years to random samples of students nationwide. From the 1994-1995 school year to the 1996-1997 school year, the average annual improvement in student achievement for American nine year olds and 13 year olds, which are ages similar to our students, has been less than one percentage point in math, and from the 1994-1995 school year to the 1997-1998 school year, the average annual improvement in reading has also been less than one percentage point. While the NAEP and the state tests taken by our students are not identical, these criterion-referenced tests attempt to measure essentially the same academic skills against the standards of grade level curricula.

FUTURE OPPORTUNITIES

      We intend to selectively pursue opportunities created by state-sponsored school and school district take-overs and other opportunities for whole-district management. In addition, we believe our success in operating K-12 public schools will allow us to expand into complementary areas of the education industry. Concepts under consideration include:

      - establishing teacher training schools, which we refer to as Edison Teacher's Colleges;

      - configuring our curriculum, school design and systems for license to small school districts; and

      - operating pre-school programs, after-school programs and summer school programs.

RELATIONSHIP WITH APEX ONLINE LEARNING INC.

      In July 1999, we acquired for $5.0 million a 16.5% ownership interest in APEX Online Learning Inc., a company that provides interactive advanced placement courses for high school students over the Internet. Concurrently, Vulcan Ventures Incorporated, then the majority stockholder of APEX, invested $30.0 million in Edison. In December 1999, we invested an additional $5.0 million in APEX, increasing our ownership interest to 19.7%. We are developing educational programs for students and teachers with APEX, components of which may be delivered on-line, and we piloted two such programs during the 1999-2000 school year. These programs, known as EdLabs, are physical environments in our schools that are designed to deliver online educational programs to students and professional development for teachers. Each EdLab contains networked computers, large-screen video monitors, audio and videoconferencing capabilities, and specially designed workstations for students and teachers.

BUSINESS DEVELOPMENT

      Our development division is responsible for establishing new client relationships, expanding relationships with current clients and renewing client management agreements. The division is led by a chief development officer, who supervises 14 development professionals, each of whom is responsible for a particular region. The development cycle for contract and charter schools usually begins 10 to 20 months prior to a school's opening. The development vice president typically targets numerous school districts within his or her region as potential clients for a contract school, based upon a variety of criteria, including:

      - total enrollment and per-pupil expenditures of the district;

      - proximity to existing Edison schools;

      - perceived district and teacher's union support;

      - the school superintendent's perceived receptivity to innovation; and

      - number of new public or private schools opening in the district.

The development vice president's decision to focus on an area for a potential charter school is based on similar factors, as well as other criteria, including:

      - particulars of the applicable state charter legislation;

      - an established non-profit community agency interested in holding the charter;

      - a viable site acquisition strategy; and

      - the support of state and local officials for charter schools.

The development cycle for contract and charter schools usually involves numerous presentations to school district governing boards, teachers, teachers' union leaders, parents, community groups and the media, as well as visits to our existing contract or charter schools.

CONTRACTUAL ARRANGEMENTS FOR ESTABLISHING CONTRACT AND CHARTER SCHOOLS

      CONTRACT SCHOOLS. Our management agreements for operating contract schools are typically negotiated with the district school board. Management agreements normally last for three to five years, provide us with per-student funding generally comparable to that received by other schools in the district and give us substantial control over a school, under the board's ultimate supervision, in return for meeting specified academic results. We deliver and support our curriculum, manage the school's budget, provide periodic assessment reports to the school district, hire teachers and, in collaboration with the school district, choose the school's principal.

      CHARTER SCHOOLS. Our management agreements for operating charter schools are negotiated with the charter boards, which generally consist of community groups or established non-profit entities. Public school districts also sometimes issue charters and may retain us to operate charter schools. The terms and conditions of these management agreements are similar to our management agreements for contract schools. We often also help the charter boards arrange for financing to obtain the facilities for the charter schools. In some cases, we have entered into long-term leases for the charter school facilities. We have also provided permanent credit support for many of our charter school buildings, typically in the form of loan guarantees or cash advances.

GOVERNMENT LAWS AND REGULATIONS

      FEDERAL AND STATE EDUCATION PROGRAMS. We receive funds derived from numerous federal and state programs to be used for specific educational purposes. If we fail to comply with the requirements of the various programs, we could be required to repay the funds and be determined ineligible for receipt of future federal funds. Most of our schools receive funds under Title I of the Elementary and Secondary Education Act of 1965. This program supports the education of children from low-income families. Some of our schools also receive funds from other programs under this act, including Title II, which provides funding for the professional development of teachers, Title III, which provides funding for technology programs, Title VII, which provides funding for bilingual education programs, and Title X, which provides start-up funding for charter schools. We have policies and procedures in place in order to comply with the regulations and requirements of these programs.

      Although we receive these federal and state funds indirectly, through local school boards and charter boards, our receipt of these funds subjects us to extensive governmental regulation and scrutiny. We could lose all or part of these funds if we fail to comply with the applicable statutes or regulations, if the federal or state authorities reduce the funding for the programs or if we are determined to be ineligible to receive funds under such programs. To the extent that the laws and regulations governing federal and state programs change or are interpreted in a manner that would prevent school districts and public charter schools from using federal funds to pay for the services we provide, the loss of all or part of these funds would hurt our business.

      INDIVIDUALS WITH DISABILITIES IN EDUCATION ACT. This act requires that students with qualified disabilities receive an appropriate education through special education and related services provided in a manner reasonably calculated to enable the child to receive educational benefit in the least restrictive environment. Our responsibility to provide the potentially extensive services required by this act varies depending on state law, type of school and the terms of our management agreements. We are generally responsible for ensuring the requirements of this act are met in our charter schools, unless state law assigns that responsibility to another entity. School districts are generally responsible for ensuring the requirements of this act are met in our contract schools. We could be required to provide additional teachers, aides or special services, at our cost, if we are found in violation of this act in one of our schools.

      FAMILY EDUCATIONAL RIGHTS AND PRIVACY ACT. We are subject to the federal Family Educational Rights and Privacy Act, which protects the privacy of a student's educational record, and generally prohibits a school from disclosing a student's records to a third party without the student's prior consent. The law also gives parents certain rights with respect to their minor children's education records. Our failure to comply with this law may result in termination of our eligibility to receive federal education funds.

      GUN-FREE SCHOOLS ACT. The Gun-Free Schools Act, which became effective in 1994, requires us to effect certain policies, assurances and reports regarding the discipline of students who bring weapons to our schools. If we violate any of these requirements, we may be deemed ineligible to receive certain Federal education funds.

      FEDERAL CIVIL RIGHTS LAWS. We must comply with federal civil rights laws or we could be determined ineligible to receive funds from federal programs or face criminal or civil penalties. These laws include the following:

      - TITLE VI OF THE CIVIL RIGHTS ACT OF 1964. Title VI prohibits recipients of federal financial assistance from discriminating on the basis of race, color or national origin.

      - TITLE IX OF THE EDUCATION AMENDMENTS OF 1972. Title IX prohibits discrimination on the basis of gender by recipients of federal financial assistance.

      - SECTION 504 OF THE REHABILITATION ACT OF 1973. Section 504 prohibits discrimination on the basis of disability by recipients of federal financial assistance.

      - AMERICANS WITH DISABILITIES ACT OF 1990. This act prohibits discrimination in employment against a qualified individual with a disability and requires that buildings, facilities and vehicles associated with public services be accessible to individuals with disabilities.

      - AGE DISCRIMINATION ACT OF 1975. This act prohibits recipients of federal financial assistance from discriminating on the basis of age.

      - AGE DISCRIMINATION IN EMPLOYMENT ACT OF 1967. This act prohibits discrimination on the basis of age in employment.

      - EQUAL PAY ACT OF 1963. This act prohibits discrimination on the basis of gender in the payment of wages.

      - TITLE VII OF THE CIVIL RIGHTS ACT OF 1964. Title VII prohibits discrimination on the basis of gender in employment.

      DRUG-FREE WORKPLACE ACT OF 1988. The Drug-Free Workplace Act requires a recipient of federal funds to certify that it provides a drug-free workplace. If we violate the certification and reporting requirements of this act, then we could be determined ineligible to receive federal funds.

      STATE REGULATIONS. We are also subject to state statutory and regulatory requirements in the states in which we operate. All states have standards for the operation of schools concerning, for example, the length of the school year, curriculum, hours of the school day, physical education and other areas. We could be in violation of our management agreements with charter boards or school districts if we fail to comply with these standards.

      For more information on the effect of government laws and regulations on our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Risk Factors That May Affect Future Results -- We rely on government funds for specific education programs, and our business could suffer if we fail to comply with rules concerning the receipt and use of the funds" and "-- We could be subject to extensive government regulation because we benefit from federal funds, and our failure to comply with government regulations could result in the reduction or loss of federal education funds."

SECURITY

      We believe our school design helps maintain order and security by encouraging closer relationships between teachers, students and families. In addition, we recently began to implement the following three-step program for ensuring security at our schools:

      - first, we have engaged a national school security consultant to oversee the design and effectiveness of security at our schools;

      - second, we have convened a security committee, consisting of school administrators, superintendents and security experts, to develop detailed security procedures and standards for all Edison schools; and

      - third, we are including a security training module as part of the leadership training for all principals.

HUMAN RESOURCES AND LABOR RELATIONS

      As of June 30, 2000, we had 202 full-time headquarters employees. In addition, 62 principals, approximately 2,000 teachers and approximately 1,600 members of administrative staff and management worked in our schools at the end of the 1999-2000 school year.

      We are committed to developing a positive relationship with teachers' unions at both the local and national levels. We work in successful partnership with local teachers' unions in numerous schools across the country, and believe our distinctive curriculum and school design can be successfully delivered in the context of a unionized school. In this regard, we believe we are unique among school management companies, which generally have declined to operate in schools subject to collective bargaining.

      Our commitment to developing a successful working relationship with unions reflects the fact that a majority of our schools are contract rather than charter schools. As a general proposition, teachers at charter schools in the United States are not represented by unions. In contrast, at least in those states with strong public employee labor laws, school teachers in traditional public schools generally have elected to organize. Approximately 35% of the schools we operated in the 1999-2000 school year were operated under collective bargaining agreements as modified by a memorandum of understanding. In some charter schools, the charter incorporates by reference portions of collective bargaining agreements.

      Although we prefer positive union relations, we regularly encounter resistance from teachers unions in local school board debates over whether to enter into a management agreement with us. Local teachers' unions have also occasionally initiated litigation challenging our management agreements. The concept of a private sector school manager in public education is a comparatively new one. In addition, both national teachers unions historically have opposed privatization in public schools. While we reject that label and regard our approach to be more of a public/private partnership that draws on the strengths of both sectors, the unions' historical perspective often influences local debates. In many instances, we have pursued a charter in a community only after it became clear that the local teachers association would decline to participate in discussions concerning our retention by the district to operate a contract school.

      For several reasons, we believe that our relations with unions at all levels will continue to improve:

      - as an organization, we are committed to that improvement;

      - many union members recognize that we are the only significant private sector organization in this area that seeks to work within the existing public school system;

      - notwithstanding the perception of some opinion leaders, significant elements within teachers unions are committed to meaningful reforms, including any initiative that improves student performance, preserves the integrity of the public school system as a whole and protects the rights of teachers as professionals. We believe that our approach, unlike many other reform initiatives, is consistent with these objectives;

      - we believe that some local union leaders have concluded that working with us is an effective defensive strategy against other more threatening initiatives, such as vouchers or non-unionized charters; and

      - many aspects of our curriculum and school design, such as extensive professional development and an enhanced leadership role for teachers in the management of the school, have long enjoyed the support of the unions.

      We typically have employment agreements with our regional and developmental vice presidents and with the principals, union and non-union teachers and other personnel of our schools.

COMPETITION

      We have few direct competitors. We believe the companies that are most similar to us in terms of corporate strategy focus primarily or exclusively on operating charter schools, rather than contracting with school districts. These companies include Advantage Schools, Beacon Education Management, Charter Schools USA, The Leona Group, National Heritage Academy and SABIS Educational Systems. In addition, there are at least two companies that operate private schools with plans for charter schools. The TesseracT Group is currently managing one charter school and has been awarded several more charters. Nobel Learning Communities was recently awarded its first charter to operate a school in Pennsylvania. In addition, other private school operators, post-secondary education providers or child care providers could possibly enter our market. For example, Bright Horizons Family Solutions, a provider of corporate sponsored child care, just opened its first private school and it or other child care providers could seek opportunities in the charter or contract schools market as well.


ITEM 2.    PROPERTIES

      Of the 79 schools we operated in the 1999-2000 school year, the 55 contract schools generally operated in existing facilities provided by our school district clients, though we manage the maintenance and operation of these facilities. Of our 55 contract schools, 15 were operated under a charter granted by a public school district which provided a facility.

      Significant real estate investments are often necessary when we establish a charter school for a charter board and existing facilities are not available. These investments are generally either made by the charter board or by us, and we work closely with the charter board to locate, develop and finance the charter school's facilities. A suitable location often needs to be found prior to completing a charter application for a particular jurisdiction. The building or renovation process generally lasts at least several months and can vary widely in expense from minimal upgrades to new construction, which can cost from $4.0 million to more than $8.0 million. Innovative financing methods are often needed to compensate for the limited amount of state and local funding available to develop charter school facilities and we have employed a variety of approaches, including owning or leasing the building, advancing funds for the building to the charter board with various repayment terms, or having the charter board directly own or lease the facility, sometimes assisted by a subordinated loan from us. We also consider providing guarantees to lending institutions to allow the charter board flexibility in obtaining financing. For more information on our charter school facility financing arrangements, see "Management's Analysis and Discussion of Financial Condition and Results of Operations - Charter School Facility Financings."

      Effective July 1, 2000, we acquired a 35% interest in Ksixteen LLC, a company organized to provide construction management and real estate development and financial advisory services to charter schools. The other members of Ksixteen are School Choice Investments LLC, a privately held investment entity controlled by the management of Ksixteen, and the Rise Group LLC, a national provider of construction consulting and project management services that has worked on several Edison projects in the past. School Choice Investments and the Rise Group hold 55% and 10% interests in Ksixteen, respectively. The management of Ksixteen includes all the members of our former real estate department. Edison and Ksixteen have entered into a master development agreement effective July 1, 2000, pursuant to which Ksixteen will perform construction management and real estate development and financing services on behalf of charter schools that have entered into management agreements with us. In certain instances, we may elect to use Ksixteen's services under the master development agreement for a charter school in development prior to the execution of a management agreement with the charter school. In such cases, upon execution of the management agreement, we would arrange for the charter school to assume the obligations incurred up to that point by us, including the obligation incurred by us to pay fees to Ksixteen. Ksixteen's fees would then be part of the facilities costs of that charter school that would be financed through a mortgage or other means. For more information on our relationship with Ksixteen, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Risk Factors That May Affect Future Results - Ksixteen LLC may be unable to develop properties for use as charter schools."

      We have entered into an agreement to purchase property in New York, New York for a purchase price of $10 million. We are negotiating with the Museum of African Art to develop the property for a mixed use project consisting of our new corporate headquarters, a charter school and a facility to house the Museum of African Art. We have not yet received the necessary zoning approvals for this project. We have paid $3.0 million to the current owner of the property and could be required to pay up to an additional $500,000 if we need to extend the closing date in order to obtain the zoning approvals. If we are unable to obtain the necessary zoning approvals by April 11, 2001, or if prior to that time we decide to terminate the contract with the current owner, we will be forced to either forfeit any amounts paid to the current owner, which could be as much as $3.5 million, or to purchase the property without the zoning approval. We do not currently have a contract with the Museum of African Art for this project or an agreement with any party to operate a charter school on that site.

      Our executive offices are currently located in New York, New York in a leased facility consisting of approximately 60,000 square feet.


ITEM 3.    LEGAL PROCEEDINGS

      We are involved in various legal proceedings from time to time incidental to the conduct of our business. For example, we are currently involved in lawsuits filed in Dallas, Texas, Baltimore, Maryland and Peoria, Illinois questioning the authority of these school districts to enter into management contracts with us. We currently believe that any ultimate liability arising out of such proceedings will not have a material adverse effect on our financial condition or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our stockholders during the fourth quarter of 2000.

EXECUTIVE OFFICERS AND DIRECTORS

      Our executive officers and directors, and their ages as of September 15, 2000, are as follows:

                 NAME                   AGE                         POSITION
                 ----                   ---                         --------
H. Christopher Whittle..............     53   President, Chief Executive Officer and Director
Benno C. Schmidt, Jr................     58   Chairman of the Board of Directors
Christopher D. Cerf.................     45   Chief Operating Officer
James L. Starr......................     37   Chief Financial Officer and Executive Vice President
John E. Chubb, Ph.D.................     46   Chief Education Officer and Executive Vice President
Laura K. Eshbaugh (1)...............     52   Executive Vice President and Director
Reverend Floyd H. Flake.............     55   President of Edison Charter Schools
David A. Graff......................     33   General Counsel and Senior Vice President
Kathleen M. Hamel...................     36   Executive Vice President, Whole District Partnerships
Tonya G. Hinch......................     37   Executive Vice President, School Operations Division
Deborah M. McGriff, Ph.D............     51   President of Edison Teacher's Colleges
Manuel J. Rivera, Ed.D..............     48   Chief Development Officer
Donald N. Sunderland................     50   Chief Information Officer and Executive Vice President
Virginia G. Bonker (1)..............     36   Director
John W. Childs (2)..................     59   Director
Ramon C. Cortines...................     68   Director
Charles J. Delaney..................     40   Director
Robert Finzi (2)....................     46   Director
John B. Fullerton (1)...............     40   Director
Janet A. Hickey (1).................     55   Director
Klas Hillstrom (1)..................     34   Director
Jeffrey T. Leeds (2)................     44   Director
William F. Weld.....................     55   Director

----------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

      Set forth below is certain information regarding the professional experience for each of the above-named persons.

      H. Christopher Whittle, Edison's founder, has served as President since March 1997 and as Chief Executive Officer since July 1998. He has served as a director since 1992 and also served as our Chairman of the Board of Directors from 1992 until March 1995. He is the President and sole stockholder of WSI Inc. WSI Inc. is a corporation wholly owned by Mr. Whittle whose current primary purpose is to hold Mr. Whittle's personal investments. From 1986 to 1994, Mr. Whittle was Chairman and Chief Executive Officer of Whittle Communications L.P., which developed magazines and other print publications as well as Channel One, an advertising-supported daily news and information television program for schools. Before that, Mr. Whittle was the founder of 13-30 Corporation, the predecessor of Whittle Communications L.P., and served as the publisher of Esquire magazine from 1979 to 1986.

      Benno C. Schmidt, Jr. has served as Chairman of the Board of Directors since March 1997. He also served as our Chief Executive Officer from 1992 to June 1998, our President from 1992 to February 1997 and our Chief Education Officer from July 1998 through April 1999. Mr. Schmidt served as President of Yale University from 1986 to 1992. He also served as Dean of the Columbia University School of Law from 1984 to 1986.

      Christopher D. Cerf has served as Chief Operating Officer since May 1999. He also served as our General Counsel from June 1997 to April 2000. Prior to joining us, he was a partner in the law firm of Wiley, Rein and Fielding from May 1996 to May 1997. Between 1994 and May 1996, he served in the White House as Associate Counsel to the President. Mr. Cerf is also a former high school history teacher.

      James L. Starr has served as Chief Financial Officer and Executive Vice President since April 1998. Prior to joining us, he served as Senior Vice President and Chief Financial Officer of Sierra Health Services, Inc., a health services company, from August 1994 to April 1998. From 1989 to August 1994, he served as Sierra's Director of Finance and Controller. Prior to that, Mr. Starr was a senior accountant at Deloitte and Touche. He is a certified public accountant.

      John E. Chubb has served as Chief Education Officer and Executive Vice President since May 1999. Prior to that, he served as Executive Vice President of Curriculum, Instruction and Assessment from 1992 to April 1999.

      Laura K. Eshbaugh has served in a variety of roles since joining us at our inception in 1992, most recently serving as Executive Vice President since July 1998. She has been a director since 1992. From 1989 to September 1994, Ms. Eshbaugh served as Vice Chairman of Whittle Communications L.P.

      Reverend Floyd H. Flake has served as President of Edison Charter Schools since May 2000. He has also served as the senior pastor of the Allen African Methodist Episcopal Church in Jamaica, Queens since 1976. Reverend Flake has served as a Senior Fellow at the Manhattan Institute for Social and Economic Policy since January 1998 and a columnist for the New York Post since January 1998. Reverend Flake has been a member of the Board of Directors of the Fannie Mae Foundation since January 1998 and an Adjunct Fellow on the Advisory Board of the Brookings Institution Center on Urban and Metropolitan Policy since February 1998. From January 1986 to December 1997, Reverend Flake served as a member of the United States House of Representatives, representing the 6th district of New York.

      David A. Graff has served as Senior Vice President and General Counsel since April 2000. From December 1998 to April 2000, he served as our Deputy General Counsel. Prior to that, he was an associate in the law firm of Shea & Gardner from September 1995 to December 1998.

      Kathleen M. Hamel has served as our Executive Vice President, Whole District Partnerships since May 2000. From June 1999 to May 2000, she served as Senior Vice President of Development, and prior to that as Vice President of Development. Ms. Hamel joined us as a publishing specialist in January 1996. Prior to joining us, Ms. Hamel was a senior marketing manager at Cathay Pacific Airways.

      Tonya G. Hinch has served as Executive Vice President, School Operations Division since April 2000. From June 1999 to April 2000, she served as our Senior Vice President, School Operations

Division, and from November 1998 to June 1999, she served as our Vice President for Start-Up. Prior to joining us, she served as Co-President of Ultrafem, Inc., a womens' reproductive health care company, from October 1997 to October 1998, and as Ultrafem's Senior Vice President for Marketing and Sales from November 1995 to October 1997. Ultrafem declared bankruptcy in April 1998. From October 1993 to October 1995, she served as General Manager of Haircare for Neutrogena, Inc., a subsidiary of Johnson & Johnson Corporation.

      Deborah M. McGriff has served as President of Edison Teacher's Colleges since May 2000. Prior to that time, she served as our Executive Vice President of Development from July 1998 to May 2000. From September 1993 to July 1998, she served as our Senior Vice President of Charter School Development. Before joining us, she was General Superintendent of the Detroit public schools. Ms. McGriff earlier served as Assistant Superintendent in Cambridge, Massachusetts and Deputy Superintendent in Milwaukee, Wisconsin.

      Manuel J. Rivera has served as our Chief Development Officer since May 2000. Prior to that, he served as our Executive Vice President of Development from January 1998 to May 2000, and as our Executive Vice President and Director of Schools from December 1994 to January 1998. From 1991 to 1994, he was Superintendent of Rochester Public Schools.

      Donald N. Sunderland has served as Chief Information Officer and Executive Vice President since January 1999. He previously served as Managing Director and Head of Global Technology for Fixed Income and FX Derivatives at the Union Bank of Switzerland from October 1995 to September 1998. Prior to that time, from July 1994 to August 1995, he served as Head of Global Technology for Sumitomo Bank Capital Markets.

      Virginia G. Bonker has served as a director since November 1996. She has been a partner with Blue Rock Capital L.P., a private investment firm, since July 1995. From 1988 until August 1995, Ms. Bonker was a Vice President with the Sprout Group, a division of DLJ Capital Corporation, which is a wholly-owned subsidiary of Donaldson, Lufkin & Jenrette Inc.

      John W. Childs has served as a director since November 1996. He has served as President of J.W. Childs Associates L.P., a private investment firm, since June 1995. Mr. Childs was previously a Senior Managing Director at Thomas H. Lee Co., a private investment firm, from 1987 to June 1995.

      Ramon C. Cortines has served as a director since July 1, 2000. Mr. Cortines earlier served on our Board of Directors from October 7, 1999 to November 21, 1999, when he resigned to become to the Interim Superintendent of the Los Angeles Unified School District, a position he held from November 1999 to June 2000. He has served as Director of the Pew Network for Standard Space Reform at Stanford University from July 1996 to March 1997 and a senior advisor to the Secretary of Education of the U.S. Department of Education from November 1995 to December 1999. From February 1999 to June 1999, Mr. Cortines was a lecturer on education with Harvard University. From January 1998 to October 1998, he served as the Interim Director of the Annenberg Institute at Brown University. Mr. Cortines served as the Acting Assistant Secretary for Educational Research and School Improvement at the U.S. Department of Education from March 1997 to August 1997. From November 1993 to October 1995, he served as the Chancellor of the New York City Public Schools. Mr. Cortines serves on the Board of Directors of Scholastic Corporation.

      Charles J. Delaney has served as a director since July 1999. Mr. Delaney is the President of UBS Capital Americas, which is the manager for two funds established by UBS AG to make private equity investments in the U.S. and Latin America. Mr. Delaney served as President of UBS Capital LLC from May 1989 to December 1999. UBS Capital Americas and UBS Capital LLC are affiliated with UBS AG. Mr. Delaney serves on the Board of Directors of Aurora Foods, Inc., AuduroNet.com and AMS Holdings Corp.

      Robert Finzi has served as a director since March 1995. He has been a general partner of the Sprout Group since May 1991. The Sprout Group is a division of DLJ Capital Corporation, which is a wholly-owned subsidiary of Donaldson, Lufkin & Jenrette Inc. Mr. Finzi serves on the Board of Directors of Interdent, Inc. The Sprout Group, DLJ Capital Corporation and Donaldson, Lufkin & Jenrette Inc. are affiliated with Donaldson, Lufkin & Jenrette Securities Corporation.

      John B. Fullerton has served as a director since January 1998. He has been a managing director at J.P. Morgan Capital Corporation and J.P. Morgan Investment Corporation since 1991. J.P. Morgan Capital Corporation and J.P. Morgan Investment Corporation are affiliated with J.P. Morgan Securities Inc.

      Janet A. Hickey has served as a director since March 1995. She has been a general partner of the Sprout Group and a Senior Vice President of DLJ Capital Corporation since 1986. The Sprout Group and DLJ Capital Corporation are affiliated with Donaldson, Lufkin & Jenrette Securities Corporation.

      Klas Hillstrom has served as a director since January 1998. Mr. Hillstrom has served as a Managing Director with Investor Growth Capital Inc. since February 1999. From February 1995 to January 1999, Mr. Hillstrom served as Senior Investment Manager of Investor UK Ltd., and as President of Investor U.K. Ltd. from January 1998 to February 1999. Prior to February 1995, Mr. Hillstrom served as an Investment Manager with Investor AB.

      Jeffrey T. Leeds has served as a director since November 1996. He has been a principal of Leeds Equity Management L.L.C., a private investment firm, since November 1999. He has also been a principal of Advance Capital Management L.L.C., a private investment firm, since October 1995, and has served as President of Leeds Group Inc., an investment banking firm, since January 1993. Mr. Leeds serves on the Board of Directors of Elsinore Corporation, TransAct Technologies Inc. and Argosy Education Group Inc.

      William F. Weld has served as a director since October 1999. He has been a partner with the law firm of McDermott, Will & Emery since November 1997. From January 1991 to July 1997, Mr. Weld served as the Governor of the Commonwealth of Massachusetts. Mr. Weld serves on the Boards of Directors of Affiliated Managers Group, Inc., IDT Corp. and Ross University.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our class A common stock began trading on the Nasdaq National Market on November 11, 1999, under the symbol "EDSN." The following table sets forth for the indicated periods the high and low sale prices of our class A common stock as reported by the Nasdaq National Market.

      PERIOD                                                      HIGH      LOW
      ------                                                    -------  ------
     Fiscal Year Ended June 30, 2000:
       Second Quarter (beginning November 11, 1999)...........  $ 18.44  $ 14.50
       Third Quarter..........................................    25.13    12.75
       Fourth Quarter.........................................    26.50    19.25

      There is no established trading market for our class B common stock. Class B common stock may be converted into class A common stock at any time on a one-for-one basis. Each share of class B common stock will automatically convert into one share of class A common stock upon its transfer in most circumstances or upon the occurrence of other specified events.

      As of September 15, 2000, we had approximately 182 holders of record of class A common stock and 72 holders of record of class B common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

      We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

      On November 17, 1999, we closed an initial public offering of our class A common stock. The Registration Statement on Form S-1 (No. 333-84177) was declared effective by the Securities and Exchange Commission on November 10, 1999, and we commenced the offering on that date. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $109.7 million. From the effective date through June 30, 2000, we used approximately $32.5 million of the net proceeds for capital expenditures, approximately $14.0 million for advances to charter schools and approximately $12.4 million of the net proceeds for operations. None of the proceed amounts were paid directly or indirectly to any director, officer or general partner of Edison or our associates, persons owning 10% or more of any class of equity securities of Edison, or an affiliate of Edison. As June 30, 2000, we had approximately $50.8 million of net proceeds remaining, and pending use of these proceeds, we have invested such proceeds primarily in investment grade, interest-bearing securities.

ITEM 6.    SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with our financial statements and the related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report. The statement of operations data for the years ended June 30, 1998, 1999 and 2000, and the balance sheet data as of June 30, 1999 and 2000, are derived from, and are qualified by reference to, audited financial statements included in this Annual Report. The statement of operations data for the years ended June 30, 1996 and 1997 and the balance sheet data as of June 30, 1996, 1997 and 1998 are derived from our audited financial statements that are not included in this Annual Report. Administration, curriculum and development expenses for fiscal 1999 included $22.4 million of stock-based compensation expense. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Stock-Based and Other Non-Cash Compensation Expenses." Please see note 2 in the notes to our financial statements for information concerning the calculation of pro forma basic and diluted net loss per share.

                                                                FISCAL YEAR ENDED JUNE 30,
                                             ---------------------------------------------------------------
                                                1996         1997         1998         1999          2000
                                             -----------  -----------  -----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue from educational services........     $  11,773    $  38,559    $  69,407    $ 132,762     $ 224,578
                                              ---------    ---------    ---------    ---------     ---------
Education and operating expenses:
  Direct site expenses...................        11,415       32,150       59,576      114,097       192,602
  Administration, curriculum and
    development..........................         7,717       12,755       18,258       49,984        40,643
  Depreciation and amortization..........         1,166        3,552        7,232       12,526        20,906
  Pre-opening expenses...................         1,476        1,487        2,486        5,457         8,372
  Design team compensation...............            --           --        2,724           --            --
                                              ---------    ---------    ---------    ---------     ---------
    Total education and operating expenses       21,774       49,944       90,276      182,064       262,523
                                              ---------    ---------    ---------    ---------     ---------
Loss from operations.....................       (10,001)     (11,385)     (20,869)     (49,302)      (37,945)
Other income (expense), net..............          (102)         (37)      (1,046)        (131)        1,355
                                              ---------    ---------    ---------    ---------     ---------
Net loss ................................       (10,103)     (11,422)     (21,915)     (49,433)      (36,590)
Dividends on preferred stock.............            --           --       (4,290)          --            --
Preferred stock accretion................            --           --         (278)      (1,027)            0
                                              ---------    ---------    ---------    ---------     ---------
Net loss attributable to common
  stockholders...........................     $ (10,103)   $ (11,422)   $ (26,483)   $ (50,460)    $ (36,590)
                                              =========    =========    =========    =========     =========
Basic and diluted net loss per share
  attributable to common stockholders....                  $   (3.68)   $   (8.52)   $  (16.24)    $   (1.32)
                                                           =========    =========   -=========     =========
Weighted average number of common shares
  outstanding used in computing basic and
  diluted net loss per share attributable
  to common stockholders.................                  3,107,355    3,107,356    3,107,356    27,685,203
                                                           =========    =========    =========    ==========
Pro forma basic and diluted net loss per
  share..................................                                                        $     (0.93)
                                                                                                 ===========
Pro forma weighted average number of shares
  outstanding used in computing pro forma
  basic and diluted net loss per share...                                                         39,498,381
                                                                                                  ==========
STUDENT AND PER STUDENT DATA:
Student enrollment.......................         2,250        7,150       12,600       23,900        37,500
Total revenue per student................     $   5,232    $   5,393    $   5,508    $   5,555     $   5,989
Net loss per student.....................     $  (4,490)   $  (1,597)   $  (1,739)   $  (2,068)    $    (976)
EBITDA, net of other charges, per student     $  (3,927)   $  (1,089)   $    (820)   $    (603)    $    (349)
Cash used in operating activities per
  student................................     $  (3,652)   $  (1,530)   $    (837)   $    (673)    $  (1,076)
Cash used in investing activities per
  student................................     $  (2,203)   $  (1,822)   $  (1,594)   $  (1,269)    $  (2,405)
Cash provided by financing activities per
  student................................     $   6,385    $   5,008    $   1,776    $   2,797     $   4,140

OTHER OPERATING DATA:
Capital expenditures.....................     $   6,457    $  15,553    $  21,181    $  34,023     $  75,899
Gross site contribution..................     $     358    $   6,409    $   9,831    $  18,665     $  31,976
Gross site margin........................           3.0%        16.6%        14.2%        14.1%         14.2%
EBITDA, net of other charges.............     $  (8,836)   $  (7,787)   $ (10,328)   $ (14,404)    $ (13,102)
Cash used in operating activities........     $  (8,216)   $ (10,941)   $ (10,550)   $ (16,079)    $ (40,350)
Cash used in investing activities........     $  (4,956)   $ (13,030)   $ (20,082)   $ (30,328)    $ (90,194)
Cash provided by financing activities....     $  14,365    $  35,809    $  22,383    $  66,838     $ 155,266
Total number of schools..................             4           12           25           51            79

                                                                    AS OF JUNE 30,
                                             ---------------------------------------------------------------
                                                1996         1997         1998         1999          2000
                                             -----------  -----------  -----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...............      $   3,904    $  15,741    $   7,492    $   27,923  $   52,644
Working capital.........................          7,960       19,843        2,684        22,634      61,031
Total assets............................         19,603       48,472       58,294       106,870     251,030
Total debt, including current portion...          2,825        9,395       17,151        21,535      36,280
Accumulated deficit.....................        (57,948)      (7,581)     (29,496)      (78,929)   (115,518)
Total stockholders' equity..............         13,929       33,814       29,190        63,042     182,513


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations of Edison should be read in conjunction with "Selected Financial Data" and our financial statements and the related notes included in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, those set forth under "--Additional Factors That May Affect Future Results" and elsewhere in this Annual Report.

OVERVIEW

      We are the nation's largest private operator of public schools serving students from kindergarten through 12th grade. We contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on other public schools in the area. We opened our first four schools in August 1995 and have grown rapidly in every subsequent year. We served 37,500 students in 79 schools located in 16 states across the country and the District of Columbia in the 1999-2000 school year. For the 2000-2001 school year, we expect to enroll between 57,000 and 59,000 students in 113 schools located in 21 states and the District of Columbia. Our total revenue has increased from $11.8 million in fiscal 1996 to $224.6 million in fiscal 2000.

      From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of June 30, 2000, our accumulated deficit since November 1996 was approximately $115.5 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. Because of our rapid growth, and in view of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful.

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

      - books and other materials to support the Edison curriculum and school design, including enrollment fees for the Success for All reading program; and

      - upgrades in facilities.

REVENUE FROM EDUCATIONAL SERVICES

      Our revenue is principally derived from contractual relationships to manage and operate contract and charter schools. We also receive small amounts of revenue, which represented less than 0.6% of total revenue in fiscal 2000, from the collection of after-school program fees and food service costs. We receive per-pupil revenue from local, state and federal sources, including Title I and special education funding, in return for providing comprehensive education to our students. The per-pupil revenue is generally comparable to the funding spent on other public schools in the area. We recognize revenue for each school pro rata over the 11 months from August through June. Because the amount of revenue we receive for operating each school depends on the number of students enrolled, achieving site-specific enrollment objectives is necessary for satisfactory financial performance at the school. Both the amount of per-pupil revenue and the initial enrollment at each school become known at the beginning of the school year and generally tend not to vary significantly throughout the year. For these reasons, our revenue for each school year is largely predictable at the beginning of the school year.

DIRECT SITE EXPENSES

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

GROSS SITE CONTRIBUTION AND GROSS SITE MARGIN

      We define gross site contribution as revenue from educational services less direct site expenses. Gross site margin is gross site contribution expressed as a percentage of revenue from educational services. Gross site contribution is a measurement of ongoing site-level operating performance of our schools. We believe it serves as a useful operating measurement when evaluating our schools' financial performance. Gross site contribution does not reflect all site-related costs, such as depreciation and amortization or interest expense and principal repayment related to site-level investments, or on-site pre-opening expenses, and accordingly gross site contribution does not represent site-level profitability.

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

PRE-OPENING EXPENSES

      Pre-opening expenses consist principally of various administrative and personnel costs incurred prior to the opening of a new school or the expansion of an existing school, particularly the costs for the initial training and orientation of professional staff, recruitment and travel expenses and expenses for temporary offices and staff. In connection with the establishment of a new school, we seek to hire the school's principal several months in advance of the school's opening. This allows the principal to hire staff, most of whom receive substantial professional training in the Edison education design prior to the first day of school. Pre-opening expenses generally are first incurred in the fourth quarter of the fiscal year prior to the school's opening or expansion and generally continue into the first or second quarter of the fiscal year in which the school opens. These costs are expensed as incurred.

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

      We implement various strategies to achieve optimal enrollment, including local recruiting, media advertising, and coordinating with our school district partners and community groups. Since some site costs are partially fixed, incremental enrollment can positively affect profitability. Further, due to the closely correlated relationship of site revenue and expenses, school personnel closely manage expenses based upon actual enrollment. While 49 of our 79 schools maintained waiting lists or were oversubscribed during the 1999-2000 school year, based upon our assumptions about enrollment used in the budgeting process, in the aggregate our schools were operating at 97.5% of the enrollment levels assumed in our budget. During the 1999 and 2000 fiscal years, we operated at approximately 96% of assumed enrollment levels. As discussed below under "-- Financial Performance," we do not believe that achieving 100% of assumed enrollment at each school is necessary to achieve positive cash flow.

FINANCIAL PERFORMANCE

      We have incurred substantial net losses in every fiscal period since we began operations and expect losses to continue into the future. For the fiscal year ended June 30, 2000, our net loss was $36.6 million. As of June 30, 2000, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $115.5 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital.

      The following table sets forth various financial data expressed as a percentage of total revenue for the periods indicated:

                                                        FISCAL YEAR ENDED JUNE 30,
                                                      -----------------------------
                                                       1998         1999         2000
                                                    ---------    ---------    ---------
Revenue from educational services..............        100.0%       100.0%       100.0%
                                                    ---------    ---------    ---------
Education and operating expenses:
  Direct site expenses.........................         85.8         86.0         85.8
  Administration, curriculum and development
  Expenses.....................................         26.3         37.6         18.1
  Depreciation and amortization................         10.4          9.4          9.3
  Pre-opening expenses.........................          3.6          4.1          3.7
  Design team compensation.....................          3.9           --           --
                                                    ---------    ---------    ---------
  Total education and operating expenses.......        130.0        137.1        116.9
                                                    ---------    ---------    ---------
Loss from operations...........................        (30.0)       (37.1)       (16.9)
                                                    ---------    ---------    ---------
Other income (expense), net....................         (1.5)        (0.1)         0.6
                                                    ---------    ---------    ---------
Net loss.......................................        (31.5)%      (37.2)%      (16.3)%
                                                    =========    =========    =========

      In order to achieve profitability, we believe it will be necessary both to improve gross site margin while maintaining educational quality and to continue to reduce central expenses as a percentage of total revenue from educational services. The latter improvement is largely dependent on our ability to increase our total revenue through expanded student enrollment while controlling central costs.

      In general, we believe that reaching positive cash flow, like achieving profitability, will be dependent on increasing our aggregate gross site contribution without a proportionate increase in central expenses. Because gross site contribution is the difference between site revenues and site expenditures, positive gross site contribution can be achieved at a range of enrollment levels. While higher enrollment tends to have a positive effect on gross site contribution, our financial success does not depend on 100% enrollment at each site. In particular, we believe achieving positive cash flow and profitability is not dependent on closing the gap between 97.5% and 100% aggregate assumed enrollment, but rather is a function of the aggregate gross site contribution from all of our sites and our central expenses.

CONTRACT SCHOOLS COMPARED TO CHARTER SCHOOLS

      We operate two types of schools: contract and charter. Contract schools are public schools we operate under a management agreement with local school boards. Charter schools are schools we operate under a management agreement with a charter holder, which is typically a community group or non-profit entity that has been granted a state-authorized charter to create a public school. The cost of operating a contract school and a charter school is similar, except that, in the case of a charter school, we are typically required to arrange for a facility. In some cases, we operate charter schools under a charter granted by the local school board, which provides the facility. In these cases, we categorize these schools as contract schools because we do not provide the facilities and therefore the economics of these arrangements closely resemble those of a contract school. Charter school facilities that are not provided by a local school board are financed in a variety of ways, including bank debt, sale/leaseback arrangements, third-party ownership by real estate investment trusts and philanthropy. At times, we advance funds or guarantee loans to our charter board clients to assist them in arranging for facilities. As of June 30, 2000, we had lent or advanced $30.0 million and guaranteed loans of $6.7 million to our charter board clients. Our facility investment for a charter school will generally exceed our investment in facilities for a contract school. Because of these higher costs, we generally seek to establish charter schools in areas with higher per-pupil revenue.

ANTICIPATED FINANCIAL IMPACT OF RECENT TRANSACTIONS

      On June 5, 2000, we announced an agreement to manage the Inkster, Michigan school district, including all three schools in the district. This is our first agreement to manage all the schools within an entire school district. We intend to selectively pursue additional small whole-district contracts like Inkster.

      As part of our initial entry into the whole-district market through the Inkster agreement, we expect to assume approximately $2.6 million of obligations of the Inkster School District. These obligations will be paid over the next twelve months and will be amortized over the five-year term of the agreement. In addition, we expect to incur approximately $1.4 million of incremental pre-opening costs in fiscal 2001, primarily in the first quarter. These costs primarily relate to severance and other personnel obligations within the district, which we were required to assume in connection with the award of the contract.

      On June 16, 2000, we announced the execution of a letter of intent with IBM which contemplates that IBM will provide us with the computer hardware and software technology to support our network of schools. Beginning with the 2000-2001 school year, all new Edison schools will use an IBM platform consisting of IBM personal computers, software and network technology, and all of our existing schools will transition to the IBM platform over time. The letter of intent also contemplates that IBM will collaborate with us on a research and development effort to create the next-generation technology model for K-12 education. We also entered into a license agreement with IBM for the IBM enterprise management software to support computers, network devices and servers for up to 250,000 students.

      We currently estimate that initial launch costs under our new IBM arrangement will increase our net loss for fiscal 2001 by approximately $4.3 million. We expect, however, to realize significant returns on this investment in subsequent years in the form of cost savings and improvements in the scalability of our technology infrastructure to support enrollment growth.

STOCK-BASED AND OTHER NON-CASH COMPENSATION EXPENSES

      Beginning in 1995, we granted a number of stock options with four- and five-year terms. In the fourth quarter of fiscal 1999, we decided to extend the term of these options to ten years and to make other changes in their terms that we believe are customary for options granted by public companies. As a result, we were required to record compensation expense at that time representing the difference between the exercise price of the options and the deemed fair market value of the shares underlying the stock options. In this regard, we recognized an expense of $17.4 million in the fourth quarter of fiscal 1999. This is in addition to $5.0 million of stock-based compensation expenses recorded in fiscal 1999 in connection with stock options that were subject to variable accounting treatment. We expect to recognize additional expenses related to the option amendments aggregating approximately $7.0 million, including the impact from options granted during fiscal 2000, over the vesting periods of the individual stock options. These additional expenses were $3.9 million for fiscal 2000 and are expected to approximate $1.4 million for fiscal 2001, $1.0 million for fiscal 2002 and $700,000 for fiscal 2003. In addition to these expenses we may, from time to time, grant options below fair market value which could result in further charges at the time of grant.

INCOME TAXES

      We have not recorded any provision for federal, state and local income taxes because we have incurred net losses from our inception through June 30, 2000. As of June 30, 2000, we had approximately $115.9 million of net operating loss carryforwards for federal income tax purposes, approximately $45 million of which are expected to expire in fiscal 2013 and approximately $70.9 million of which are expected to expire in fiscal 2019, available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, we have recorded a full valuation allowance.

SEASONALITY

      Because new schools are opened in the first fiscal quarter of each year, trends in our business, whether favorable or unfavorable, will tend not to be reflected in our quarterly financial results, but will be evident primarily in year-to-year comparisons. The first quarter of our fiscal year has historically reflected less revenue and lower expenses than the other three quarters, and we expect this pattern to continue. We generally have lower gross site margin in the first fiscal quarter than in the remaining fiscal quarters. We also recognize pre-opening costs primarily in the first and fourth quarters.

      Our financial results can vary among the quarters within any fiscal year for other reasons, and our quarterly revenue and results of operations could also fluctuate somewhat based on changes in school enrollment throughout the fiscal year. For more information on the seasonality of our financial results, see "-- Additional Factors That May Affect Future Results - Our financial results are subject to patterns that could affect the perception of our financial results."

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

      REVENUE FROM EDUCATIONAL SERVICES. Our revenue from educational services increased to $224.6 million for the twelve months ended June 30, 2000 from $132.8 million for the same period of the prior year, an increase of 69.1%. The increase was primarily due to a 57% increase in student enrollment from 23,900 in the 1998-1999 school year to 37,500 in the 1999-2000 school year, reflecting both the opening of new schools and the expansion of existing schools.

      DIRECT SITE EXPENSES. Our direct site expenses increased to $192.6 million for fiscal 2000 from $114.1 million for the same period of the prior year, an increase of 68.8%. Like the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 57% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $155.0 million for fiscal 2000 from $90.7 million for the same period of the prior year.

      GROSS SITE MARGIN AND CONTRIBUTION. Our gross site contribution margin remained relatively stable at 14.2% for fiscal 2000 compared to 14.1% for fiscal 1999. Higher revenues resulted in an increase in gross site contribution to $32.0 million for fiscal 2000 from $18.7 million for fiscal 1999.

      ADMINISTRATION, CURRICULUM AND DEVELOPMENT EXPENSES. Our administration, curriculum and development expenses decreased to $40.6 million for fiscal 2000 from $50.0 million for fiscal 1999, a decrease of 18.8%. Our fiscal 1999 administration, curriculum and development expenses includes $22.4 million of non-cash stock-based compensation compared to only $3.9 million for fiscal 2000. Excluding the non-cash stock-based compensation, our administration, curriculum and development expenses increased to $36.7 million for fiscal 2000 from $27.6 million for fiscal 1999. The resulting net increase was substantially due to greater personnel costs resulting from the hiring of 66 new headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. These expenses increased in part due to the additional reporting and administrative obligations required of us in connection with operating as a public company.

      DEPRECIATION AND AMORTIZATION. Our depreciation and amortization increased to $20.9 million for fiscal 2000 from $12.5 million for fiscal 1999, an increase of 67.2%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our enrollment growth.

      PRE-OPENING EXPENSES. Our pre-opening expenses increased to $8.4 million for fiscal 2000 from $5.5 million for fiscal 1999, an increase of 52.7%. This increase was associated primarily with opening new schools and expanding existing schools for the 1999- 2000 school year, with 13,600 new students enrolled compared to approximately 11,300 new students enrolled one year earlier, as well as approximately $2.4 million of expenses incurred for new schools opened in the fall of 2000.

      Excluding the non-cash compensation charges discussed above, administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 20.1% for fiscal 2000 from 24.9% for the same period of the prior year.

      EDUCATION AND OPERATING EXPENSES. Our total education and operating expenses as a percentage of total revenue decreased to 116.9% for fiscal 2000 from 137.1% for fiscal 1999. Excluding stock-based, non-cash expenses amounts, total education and operating expenses as a percentage of total revenue would have decreased to 115.2% for fiscal 2000 from 120.2% for fiscal 1999. This decrease primarily resulted from continued revenue growth and increased operating leverage and a decrease in administration, curriculum and development expenses as a percentage of total revenue.

      EBITDA, NET OF OTHER CHARGES. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, income tax expense, depreciation and amortization, stock based compensation and non-recurring design team compensation. These costs are discussed above. This amount for fiscal 2000 was a negative $13.1 million compared to a negative $14.4 million for fiscal 1999. The improved negative EBITDA resulted primarily from relatively stable gross site margin and decreased administration, curriculum and development, and pre-opening expenses. On a per-student basis, negative EBITDA improved to $349 compared to $603 for the same period one year ago.

      LOSS FROM OPERATIONS. Our loss from operations decreased to $37.9 million for fiscal 2000 from $49.3 million for fiscal 1999, a decrease of 23%. The improvement primarily results from substantially less non-cash stock based compensation expense, partially offset by increased administration, curriculum and development costs.

      OTHER INCOME AND EXPENSE. Other income, net was $1.4 million for fiscal 2000 compared to other expense, net of $131,000 in fiscal 1999. The improvement was primarily due to $6.8 million of interest income resulting from larger invested cash balances, partially offset by interest expense from expanded borrowings and the recording of our applicable share of the net losses of APEX Online Learning. For fiscal 2000, we recognized $2.0 million of losses as our pro rata share of APEX's net loss for that period.

      NET LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Our net loss decreased to $36.6 million for fiscal 2000 from $49.4 million for fiscal 1999, a decrease of 25.9%. During fiscal 2000 and 1999, we recognized $0 and approximately $1.1 million of preferred stock accretion, respectively. This resulted in net loss attributable to common stockholders of $36.6 million and $50.5 million for these periods, respectively.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

      REVENUE FROM EDUCATIONAL SERVICES. Our revenue from educational services increased to $132.8 million for fiscal 1999 from $69.4 million for fiscal 1998, an increase of 91.4%. The increase was primarily due to the 89.7% increase in student enrollment from 12,600 in the 1997-1998 school year to 23,900 in the 1998-1999 school year, reflecting both the opening of new schools and the expansion of existing schools.

      DIRECT SITE EXPENSES. Our direct site expenses increased to $114.1 million for fiscal 1999 from $59.6 million for fiscal 1998, an increase of 91.4%. Like revenue growth, the increase in direct site expenses was primarily due to the 89.7% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $90.7 million for fiscal 1999 from $46.0 million for fiscal 1998.

      GROSS SITE MARGIN AND CONTRIBUTION. Our gross site margin remained relatively stable at 14.1% for fiscal 1999 compared to 14.2% for fiscal 1998. Higher revenues resulted in an increase in gross site contribution to $18.7 million for fiscal 1999 from $9.8 million for fiscal 1998.

      ADMINISTRATION, CURRICULUM AND DEVELOPMENT EXPENSES. Our administration, curriculum and development expenses increased to $50.0 million for fiscal 1999 from $18.3 million for fiscal 1998, an increase of 173%. This substantial increase was primarily due to stock-based, non-cash compensation expense, which increased to $22.4 million for fiscal 1999 from $585,000 for fiscal 1998, resulting from amendments to options and, to a lesser extent, application of variable accounting to outstanding options. A 52.1% increase in personnel costs resulting from a 104% increase in the number of headquarters employees represented the next largest portion of the overall increase. This increase in personnel costs was primarily attributable to a substantial increase in staff in our school operations and curriculum and education divisions, an increase in our professional marketing employees to support an expanded marketing program, an increase in our central office administrative staff to enhance legal and contracting functions and to expand financial reporting and support functions. The remainder was primarily attributable to increased travel expenses and, to a lesser extent, greater rent expenses. Administration, curriculum and development expenses as a percentage of total revenue increased to 37.6% for fiscal 1999 from 26.3% for fiscal 1998. Excluding stock-based non-cash compensation expenses, administration, curriculum and development expenses as a percentage of total revenue decreased to 20.8% for fiscal 1999 from 25.5% for fiscal 1998.

      DEPRECIATION AND AMORTIZATION. Our depreciation and amortization increased to $12.5 million for fiscal 1999 from $7.2 million for fiscal 1998, an increase of 73.6%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology and, to a lesser extent, facility improvements. For fiscal 1999, additions to property and equipment totaled $34.0 million, including $13.7 million for additional computers and equipment, $12.6 million for curriculum materials and $7.7 million for new facilities and improvements. These increases resulted primarily from the large investments in the 26 new schools we opened in the 1998-1999 school year and operated during the year.

      PRE-OPENING EXPENSES. Our pre-opening expenses increased to $5.5 million for fiscal 1999 from $2.5 million for fiscal 1998, an increase of 120%. This increase was associated primarily with enrolling students at the 26 new schools opened in August 1998 compared to the 13 schools opened one year earlier.

      DESIGN TEAM COMPENSATION. Some members of our original design team were entitled to distributions when we achieved predetermined performance objectives. These objectives were achieved and the contractual provisions triggered in connection with our issuance of preferred stock in December 1997. Accordingly, during fiscal 1998, we incurred approximately $2.7 million of expense. We did not recognize any similar expenses in fiscal 1999 and we do not expect to recognize any similar expenses in the future.

      EDUCATION AND OPERATING EXPENSES. Our total education and operating expenses as a percentage of total revenue increased to 137.1% for fiscal 1999 from 130.0% for fiscal 1998. Total education and operating expenses for fiscal 1999 included stock-based, non-cash expenses, which accounted for 16.9% of total revenue. In addition, total education and operating expenses for fiscal 1998 included a non-recurring design team compensation expense which accounted for 3.9% of total revenue. Excluding such amounts, total education and operating expenses as a percentage of total revenue would have decreased to 120.2% for fiscal 1999 from 126.1% for fiscal 1998. This decrease primarily resulted from the decrease in administration, curriculum and development expenses as a percentage of total revenue.

      EBITDA, NET OF OTHER CHARGES. EBITDA, net of other charges, was a negative $14.4 million for fiscal 1999 compared to a negative $10.3 million for fiscal 1998. The decline was primarily a result of increased administration, curriculum and development expense. However, on a per-student basis, negative EBITDA improved from $820 to $603 for the same periods.

      LOSS FROM OPERATIONS. Our loss from operations increased to $49.3 million for fiscal 1999 from $20.9 million for fiscal 1998, an increase of 136%. The $28.4 million of additional loss primarily reflects the growth in administration, curriculum and development expenses.

      OTHER INCOME AND EXPENSE. We recognized $131,000 of other expenses, net, for fiscal 1999, compared to $1.0 million for fiscal 1998. The change was primarily attributable to a significant increase in interest income, which primarily relates to interest earned on the fully committed proceeds from our series D preferred stock financing in December 1997, which we drew on as needed in August and December 1998. We recognized $1.5 million of interest income as a result of our series D preferred stock financing. This improvement was partially offset by an increase in interest expense primarily due to additional financing for technology and other equipment investments at our schools.

      NET LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Our net loss increased to $49.4 million for fiscal 1999 from $21.9 million for fiscal 1998, an increase of 125.5%. During fiscal 1998, we declared a $4.3 million dividend on preferred stock, in the form of notes payable, in connection with an equity financing. During fiscal 1999 and fiscal 1998, we recognized $1.0 million and $278,000 of preferred stock accretion, respectively. This resulted in net loss attributable to common stockholders of $50.5 million and $26.5 million for these periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically operated in a negative cash flow position. To date we have financed our cash needs through a combination of equity and debt financing. Since our inception and through June 30, 2000, we had raised $345.3 million of equity capital, including $109.7 million, net of offering costs, from our initial public offering in November 1999. During the same period we used $132.3 million of cash for operating activities and $163.0 million of cash for investing activities. We have also utilized debt and equipment leasing arrangements to finance computers and other technology investments in our schools.

      At June 30, 2000, our cash available for operations was approximately $52.6 million. In August 2000, we issued and sold 3.35 million shares of class A common stock, which resulted in net proceeds to us of approximately $71.2 million.

      We intend to enter into debt financing arrangements to finance a substantial portion of our expected technology and facilities-related expenditures through fiscal 2001. As of September 15, 2000, we have not entered into all such financing arrangements. Although we have successfully obtained necessary financings in the past for technology and facilities-related expenditures, there can be no assurances that we will be able obtain them, or on favorable terms, in the future.

      We expect our cash on hand, together with borrowings under anticipated financing arrangements to finance technology and facilities-related expenditures and expected reimbursements of advances we have made to charter boards, will be sufficient to meet our working capital needs to operate our existing schools through fiscal 2001. If, however, we are to open new schools in the 2001-2002 school year, we would require additional funding.

      In November 1999, we obtained a line of credit from Imperial Bank which provides for borrowings of up to $10.0 million. The line of credit has a term of three years and may be used for seasonal working capital needs and other general corporate purposes. The interest rate on the line of credit is LIBOR plus 4% and it is secured by our general assets and is subject to financial covenants and restrictions, including the prohibition on the payment of dividends. We are obligated to pay a commitment fee at an annual rate of 0.5% on the unused balance under the line of credit. The line of credit agreement provides that our total debt may not exceed $53.5 million, our outstanding short-term loans to charter schools may not exceed $30.0 million and our capital expenditures may not exceed specified amounts. The agreement specifies minimum student enrollment thresholds and provides that any default by us under our management agreements or leases is a default under the line of credit agreement. As of June 30, 2000, no amounts had been borrowed under the line of credit. We expect to terminate the line of credit in the second quarter of fiscal 2001 and seek an alternative similar financing arrangement. However, we cannot be certain that we will be able to obtain such a similar financing arrangement on favorable terms, if at all.

      In June 2000, the Company received a financing commitment for a 36 month lease with Cisco Systems Credit Corporation. This lease will be used to finance and be collateralized by certain equipment to be placed in schools. The lease commitment is up to $2.4 million and has an effective rate of 11.0%. No amounts were outstanding under this commitment at June 30, 2000.

      Our longer term requirements are for capital to fund operating losses, capital expenditures related to growth and for anticipated working capital needs and general corporate purposes. We expect to fund such expenditures and other longer-term liquidity needs with cash generated from operations, proceeds from offerings of additional debt or equity securities and expanded financing arrangements for technology and charter school expenditures. Depending on the terms of any financing arrangements, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

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

CASH USED IN OPERATING ACTIVITIES

      For the year ended June 30, 2000, we used approximately $40.4 million for operating activities. This use primarily resulted from $36.6 million of net loss and $28.0 million of accounts and other receivables, offset by approximately $19.3 million of depreciation and amortization, $2.0 million in equity in loss of unconsolidated entity, $1.3 million in accounts payable and accrued expenses and $3.9 million in stock-based compensation expense. The large increases in accounts receivable and accounts payable were directly attributable to a 56.9% increase in student enrollment that was experienced during the fiscal year. EBITDA, net of other charges, was a negative $13.1 million for the twelve months ended June 30, 2000 compared to a negative $14.4 million for the twelve months ended June 30, 1999. The improvement was primarily a result of decreased administration, curriculum and development expense. As a result, on a per-student basis, negative EBITDA, net of other charges declined from $603 to $349 for those same periods.

      For fiscal 1999, we used approximately $16.1 million for operating activities. This use primarily resulted from $49.4 million of net loss and a $3.1 million increase in accounts receivable. These amounts were offset by $22.4 million in stock-based compensation expense, depreciation and amortization totaling $11.5 million and an increase of $2.6 million of accounts payable and accrued expenses. The large increases in accounts receivable and accounts payable and accrued expenses are directly attributable to the 89.7% increase in student enrollment that was experienced during the fiscal year. In fiscal 1998, we used approximately $10.6 million for operating activities. EBITDA, net of other charges, was a negative $14.4 million for fiscal 1999 compared to a negative $10.3 million for fiscal 1998. The decline was primarily a result of increased administration, curriculum and development expense. However, on a per-student basis, negative EBITDA, net of other charges, declined from $820 to $603 for those same periods.

CASH USED IN INVESTING ACTIVITIES

      For fiscal 2000, we used approximately $90.2 million in investing activities. During this period, we invested approximately $75.9 million in our schools and central office. This amount includes the investments we made in technology and curriculum in each of the schools we open. We have also advanced funds to nine of our charter board clients or their affiliates to help obtain, renovate and complete school facilities. We generally do not charge interest on these advances. The amounts advanced during fiscal 2000 were approximately $22.0 million. During this same period, we also received approximately $4.9 million in repayments on advances previously made. Significant real estate investments are often necessary when we establish a charter school and existing facilities are not available. We work closely with the charter board to locate, develop, and finance the charter school's facilities. The building or renovation process generally lasts several months and can vary widely in expense from minimal upgrades to new construction, which can cost from $4.0 million to more than $8.0 million.

      For fiscal 1999, we used approximately $30.3 million in investing activities. During the year, we invested approximately $34.0 million in our schools and central office. This amount included the investments we made in technology and curriculum in each of the schools we opened. We also advanced funds to four of our charter board clients or their affiliates to help obtain, renovate and complete school facilities. We did not charge interest on these advances. The amounts advanced during fiscal 1999 approximated $15.8 million. During fiscal 1999, we received approximately $1.9 million in repayments on advances previously made. We also sold buildings to charter boards during the year. The proceeds of the sales approximated $10.5 million, which was equal to our cost to acquire and improve the building. For fiscal 1998, we used approximately $20.1 million in investing activities. These investments were primarily for technology and equipment for our schools.

CASH FROM FINANCING ACTIVITIES

      For fiscal 2000, we received $155.3 million in our financing activities. The amounts received were from issuances of series F preferred stock, series I common stock, the issuance of class A common stock through our initial public offering, and the exercise of stock options and warrants. In July 1999, we completed two private placement financing transactions for total proceeds of approximately $41.7 million. On November 17, 1999, we completed an initial public offering in which we sold 6.8 million shares of class A common stock for net proceeds of approximately $109.7 million. For fiscal 2000, we received approximately $13.0 million in proceeds from financing arrangements for computers and other technology. These proceeds are partially offset by the repayments of notes payable of approximately $9.0 million.

      In fiscal 1999, we received approximately $66.8 million in our financing activities. The amounts received were from issuances of series D, series F and series G preferred stock during the period. In December 1997, we received a commitment to purchase approximately $51.0 million, net of expenses, of series D preferred stock. The first payment of $19.2 million on this equity commitment was made in December 1997 with the remaining $31.8 million contributed during fiscal 1999. Additionally, stockholder notes payable totaling $1.6 million were issued in connection with this equity financing, of which approximately $938,000 were issued during fiscal 1999. The amounts received pursuant to the equity commitments were partially offset by payments on debt of approximately $6.2 million. Cash generated from financing activities in fiscal 1998 of $22.4 million was primarily from the issuance of stock and debt totaling $33.2 million, net of issuance expenses, partially offset by debt repayments of $7.3 million.

      We generally finance our technology investments in schools through debt arrangements. We have also issued warrants in connection with these transactions. Details of the financing arrangements are included in note 6 of the notes to our financial statements. In fiscal 1999, an additional $9.6 million was financed through notes payable for computers and other technology.

PHILANTHROPY

      Philanthropic entities supported 11 of the 79 schools we operated in the 1999-2000 school year, focused particularly in those areas where the per-pupil expenditures would otherwise make it difficult to achieve satisfactory financial performance. We currently expect that philanthropic support will continue to be required in those 11 schools, as well as in five of the new schools we opened for the 2000-2001 school year. These philanthropic entities provide funds directly to our school board or charter board clients, and not to Edison. Our initial investments to open our six California schools were supported by philanthropic entities, which made available to the school districts the amounts to cover the cost of the items necessary to open the schools, including technology and curriculum materials. In two of these schools, the philanthropic support also includes funds for ongoing annual operations. In one other location, the support helped fund the capital improvements to the buildings. Additionally, philanthropic support has been used in Colorado to help fund a school building and related renovations and construction. The D2F2 Foundation has supported some of our schools in California and has indicated that it intends to provide support up to $22.5 million for schools operated or to be operated by us, primarily in California; $7.8 million of this amount has been used to date in schools operated by us. We have issued a warrant to the D2F2 Foundation which represents the right to purchase up to 1,698,750 shares of class A common stock and 188,750 shares of class B common stock at an exercise price of $7.96 per share. In August 2000, the D2F2 Foundation partially exercised this warrant and purchased and sold 600,000 shares of class A common stock. Although some of our school district and charter board clients have used philanthropic funds in the past and we expect some of them to use philanthropic funds in the future, we do not rely on philanthropic support significantly for our growth strategy. Our schools received approximately $11.2 million of philanthropic support in the 1998-1999 school year and $3.8 million in the 1999-2000 school year. There is no guarantee that philanthropic support will be available to open new schools or operate existing schools in the future.

CHARTER SCHOOL FACILITY FINANCINGS

      Innovative financing methods are often needed to compensate for the limited amount of state and local funding available to develop charter school facilities. We have employed a variety of approaches, including owning or leasing the building, advancing funds for the building to the charter board without charging interest and under various repayment terms, or having the charter board directly own or lease the facility from a third party, sometimes assisted by a subordinated loan from us. We also consider providing guarantees to lending institutions to allow the charter board flexibility in obtaining financing. We generally choose the most economically viable option available for each school and purchase real estate only if we determine it is the best available financing option. We are currently exploring a variety of financing structures to assist in our charter efforts, including tax-exempt structures, expanding our current real estate investment trust relationships and forming our own real estate investment trust. Currently, our only relationship with a real estate investment trust consists of a sale and lease-back arrangement with respect to one property housing two schools. We expect to continue to advance funds to our charter board clients as well as spend significantly on charter school facilities directly. We have been successful in securing various financing arrangements in the past, but our ability to obtain any such financing arrangements in the future cannot be assured. As of June 30, 2000, we had no direct obligations for charter school facility financings but had guarantees totaling $6.7 million for facility-related debt of three of our charter school clients, representing five schools in fiscal 2000. The underlying debt comes due in fiscal 2002 and fiscal 2003.

      We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. For four of our charter schools, we have entered into a long-term lease for the school facility which exceeds the current term of the management agreement by as much as 14 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue. As of June 30, 2000, our aggregate future lease obligations totaled $29.1 million, with varying maturities over the next 17 years.

      In five of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees, loans or cash advances. As of June 30, the amount of loans we had guaranteed totaled $6.7 million. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. We also have an obligation to set aside restricted cash as collateral for the loans we guarantee. The amount of restricted cash required currently is approximately $2.2 million and escalates to specified amounts up to $2.7 million at various times through August 2001. As of June 30, 2000, we had advances or loans to charter school boards totaling approximately $30.0 million to finance the purchase or renovation of school facilities we manage. We generally have not charged interest on these loans and advances. Approximately $17.2 million of these loans, representing 17 schools, are unsecured or subordinated to a senior lender. Loans of $12.8 million, representing four schools, may be accelerated upon termination of the corresponding management agreement with the charter school. We currently expect to make additional advances of at least $50.4 million in connection with charter schools we opened in the 2000-2001 school year. If these advances or loans, which generally consist of balloon payments, are not repaid when due, our financial results could be adversely affected.

      We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. While the charter board is generally responsible for locating and financing its own school building, the holders of school charters, which are often non-profit organizations, typically do not have the resources required to obtain the financing necessary to secure and maintain the school building. For this reason, if we want to obtain a management agreement with the charter board, we must often help the charter board arrange for the necessary financing. For four of our charter schools, we have entered into a long-term lease for the school facility which exceeds the current term of the management agreement by as much as 14 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of June 30, 2000, our aggregate future lease obligations totaled $29.1 million, with varying maturities over the next 17 years. In four of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. To date, we have generally not charged interest on these advances. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. In addition, in the event of a failure by any of our charter schools to pay fees due Ksixteen LLC for its services to the charter school, we could be obligated to pay those fees to Ksixteen.

INVESTMENT IN APEX ONLINE LEARNING INC.

      In July 1999, we acquired a 16.5% ownership interest in APEX Online Learning Inc., a company that provides interactive advanced placement courses for high school students over the Internet. Concurrently, Vulcan Ventures Incorporated, then the majority stockholder of APEX, invested $30.0 million in Edison. We initially invested $5.0 million in APEX and were obligated to invest up to an additional $5.0 million in the future, if any third party were to invest in APEX. In December 1999, we invested all of the additional $5.0 million in APEX, increasing our ownership interest at that time to 19.7%. Because of the nature of our relationship with APEX through June 2000, we were required to recognize a pro rata portion of APEX's losses based upon our ownership interest. In the fiscal year ended June 30, 2000, we recognized $2.0 million of loss as our share of APEX's net loss. We modified our relationship with APEX on June 30, 2000 and, as a result, we are no longer required to recognize any of APEX's losses.

ANTICIPATED CAPITAL EXPENDITURES

      Capital expenditures for fiscal 2001 are expected to be approximately $75.6 million, which includes approximately $31.8 million for computers and other technology, approximately $18.0 million for curriculum materials and approximately $12.0 million for the purchase and improvement of property in New York, New York in connection with the development of our new corporate headquarters. For more information on this project, see "- We may incur substantial costs if we are unable to complete our Edison corporate headquarters project" and "Properties." Additionally, we expect to make additional advances or loans approximating $50.4 million to new charter board clients to help secure and renovate school properties for the schools opening in the 2000-2001 school year, a significant portion of which we expect will be refinanced through third parties. We are also implementing enterprise-wide computer and software packages. Such systems include financial reporting, payroll, purchasing, accounts payable, human resources and other administrative modules as well as a student data and school management package. We expect expenditures for the software packages, together with related hardware, implementation costs and other maintenance expenditures, will total approximately $15.0 to $20.0 million through fiscal 2003, of which we had expended approximately $5.6 million through June 30, 2000.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the information set forth in this report, including our financial statements and the related notes.

WE ARE A YOUNG COMPANY, HAVING OPENED OUR FIRST SCHOOLS IN FISCAL 1996; THIS MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

      We opened our first schools and recorded our first revenue in fiscal 1996. As a result, we have only five years of operating history on which you can base your evaluation of our business and prospects. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies like us who operate in new and rapidly evolving markets. Our failure to address these risks and uncertainties could cause our operating results to suffer and result in the loss of all or part of your investment.

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES IN THE FUTURE

      We have incurred substantial net losses in every fiscal period since we began operations. For the fiscal year ended June 30, 2000, our net loss was $36.6 million. As of June 30, 2000, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $115.5 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise capital and continue operations.

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

WE ARE EXPERIENCING RAPID GROWTH, WHICH MAY STRAIN OUR RESOURCES AND MAY NOT BE SUSTAINABLE

      We have grown rapidly since we opened our first four schools in August 1995. We operated 79 schools during the 1999-2000 school year and are operating 113 schools in the 2000-2001 school year. This rapid growth has sometimes strained our managerial, operational and other resources, and we expect that continued growth would strain these resources in the future. If we are to manage our rapid growth successfully, we will need to continue to hire and retain management personnel and other employees. We must also improve our operational systems, procedures and controls on a timely basis. If we fail to successfully manage our growth, we could experience client dissatisfaction, cost inefficiencies and lost growth opportunities, which could harm our operating results. We cannot guarantee that we will continue to grow at our historical rate.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN HIGHLY SKILLED PRINCIPALS AND TEACHERS IN THE NUMBERS REQUIRED TO GROW OUR BUSINESS

      Our success depends to a very high degree on our ability to attract and retain highly skilled school principals and teachers. We hired 27 new principals and approximately 1,400 new teachers to meet the needs of our new schools for the 2000-2001 school year, in addition to satisfying our needs resulting from normal turnover at existing schools. Currently, there is a well-publicized nationwide shortage of teachers and other educators in the United States. In addition, we may find it difficult to attract and retain principals and teachers for a variety of reasons, including the following:

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

AS WE TRANSITION FROM OUR EXISTING TECHNOLOGY INFRASTRUCTURE TO AN IBM PLATFORM, WE MAY FACE DIFFICULTIES AND DELAYS IN IMPLEMENTING THE NEW SYSTEM AND WE WILL BECOME DEPENDENT UPON IBM TO A LARGE DEGREE TO MANAGE THE NEW SYSTEM

      We recently announced that we have selected IBM to provide the computers and related software for use in our schools and classrooms, as well as the networking hardware and network management software necessary to connect our schools nationwide. To date, we have only a letter of intent with IBM, and we cannot be certain that we will reach a definitive agreement. We expect to use IBM to perform a significant portion of the installation, implementation and integration services necessary for the deployment of this technology. We anticipate that the deployment will commence with the new schools we open for 2000-2001 school year, and will continue over time to existing schools, with the result that we will operate some schools using the new IBM platform at the same time we operate schools on our existing platform, which is based largely on Apple and other non-IBM technologies. We may face significant difficulties and delays in this complex implementation, as well as difficulties in the transition from our existing system to the new IBM system. Additionally, we may face unforeseen implementation costs. Once the hardware and software is installed, we cannot be certain that it will work satisfactorily or at all. We also expect to engage the services of IBM to manage significant portions of our technology function in the future, and any unsatisfactory performance on the part of IBM could seriously impair the operations of our schools. If we experience implementation or transition difficulties or delays, or unexpected costs, our financial performance could be harmed and our reputation could be compromised.

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

WE DEPEND UPON COOPERATIVE RELATIONSHIPS WITH TEACHERS' UNIONS, BOTH AT THE LOCAL AND NATIONAL LEVELS

      With respect to contract schools, but generally not charter schools, union cooperation at the local level is often critical to us in obtaining new management agreements and maintaining existing management agreements. In those school districts where applicable, provisions of collective bargaining agreements must typically be waived in areas such as length of school day, length of school year, negotiated compensation policies and prescribed methods of evaluation in order to implement the Edison design at a contract school. We regularly encounter resistance from local teachers' unions during school board debates over whether to enter into a management agreement with us. In addition, local teachers' unions have occasionally initiated litigation challenging our management agreements. If we fail to achieve and maintain cooperative relationships with local teachers' unions, we could lose business and our ability to grow could suffer, which could adversely affect the market price of our class A common stock. In addition, at the national level, the American Federation of Teachers and the National Education Association have substantial financial and other resources that could be used to influence legislation and public opinion in a way that would hurt our business.

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

      Our management agreements generally have a term of five years. When we expand by adding an additional school under an existing management agreement, the term with respect to that school generally expires at the end of the initial five-year period. We have limited experience in renewing management agreements, and we cannot be assured that any management agreements will be renewed at the end of their term. A management agreement covering two schools expired after the 1999-2000 school year and was not renewed. Management agreements representing 12 schools, accounting for 17.3% of our total revenue for fiscal 2000, will expire at the end of the 2000-2001 school year, and agreements representing 12 schools, accounting for 13.8% of our total revenue for fiscal 2000, will expire at the end of the 2001-2002 school year. In addition, management agreements representing 15 schools, accounting for 18.2% of our total revenue for fiscal 2000, are terminable by the school district or charter board at will, with or without good reason, and all of our management agreements may be terminated for cause, including a failure to meet specified educational standards, such as academic performance based on standardized test scores. In addition, as a result of changes within a school district, such as changes in the political climate, we could from time to time face pressure to permit a school district or charter board to terminate our management agreement even if they do not have a legal right to do so. If we fail to renew a significant number of management agreements at the end of their term, or if management agreements are terminated prior to their expiration, our reputation and financial results would be adversely affected.

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

WE HAVE LIMITED EXPERIENCE OPERATING FOUR-YEAR HIGH SCHOOLS

      An element of our strategy is to increase our business with existing customers by opening new schools in school districts with whom we have an existing relationship. An important aspect of this strategy is to open Edison high schools in districts in which we operate elementary and middle schools. Because we have limited experience operating high schools, our complete high school curriculum, school design and operating plan are not fully tested. In addition, school districts typically spend more per pupil on high school education than on elementary education. By contrast, some of our management agreements provide that we receive for each student, regardless of grade level, the average per-pupil funding spent by the school district for all grade levels. For this reason, in these schools we receive less per high school student than is spent by the school district for each of its high school students. In these situations, our success depends upon our ability to deliver our high school design for the same per-pupil spending as in our elementary schools. If we are unable to successfully and profitably operate high schools, our ability to pursue our growth strategy will be impaired, which could adversely affect the market price of our class A common stock.

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

WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOL BOARDS THAT MAY NOT BE
REPAID

      As of June 30, 2000, we had advances or loans to charter school boards totaling approximately $30 million to finance the purchase or renovation of school facilities we manage. We generally have not charged interest on these loans and advances. Approximately $17.2 million of these loans, representing seventeen schools, are unsecured or subordinated to a senior lender. Loans of $12.8 million, representing four schools, may be accelerated upon termination of the corresponding management agreement with the charter school. We currently expect to make additional advances of at least $50.4 million in connection with charter schools we opened in the 2000-2001 school year. If these advances or loans are not repaid when due, our financial results could be adversely affected.

WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

      We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. While the charter board is generally responsible for locating and financing its own school building, the holders of school charters, which are often non-profit organizations, typically do not have the resources required to obtain the financing necessary to secure and maintain the school building. For this reason, if we want to obtain a management agreement with the charter board, we must often help the charter board arrange for the necessary financing. For four of our charter schools, we have entered into a long-term lease for the school facility which exceeds the current term of the management agreement by as much as 14 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of June 30, 2000, our aggregate future lease obligations totaled $29.1 million, with varying maturities over the next 17 years. In four of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. To date, we have generally not charged interest on these advances. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. As of June 30, 2000, the amount of loans we had guaranteed totaled $6.7 million.

KSIXTEEN LLC MAY BE UNABLE TO DEVELOP PROPERTIES FOR USE AS CHARTER SCHOOLS

      We intend to rely on Ksixteen LLC to develop properties for use as charter schools and they may be unable to develop the properties by the required date. Ksixteen, a company recently formed by Edison, former members of Edison's real estate department and an outside investor, has no operating history and has never developed property as a separate entity. Any delay in the development of charter school properties could prevent us from successfully opening charter schools on time, which could result in lost charter school management agreements, financial losses and damage to our reputation. In addition, in the event of a failure by any of our charter schools to pay fees due Ksixteen LLC for its services to the charter school, we could be obligated to pay those fees to Ksixteen.

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

FAILURE TO RAISE NECESSARY ADDITIONAL DEBT AND/OR EQUITY CAPITAL COULD RESTRICT OUR GROWTH AND HINDER OUR ABILITY TO COMPETE

      We have had negative cash flow in every fiscal period since we began operations and are not certain when we will have positive cash flow, if at all. We have regularly needed to raise funds in order to operate our business and may need to raise additional funds in the future through the sale of equity or debt securities. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue additional equity or convertible debt securities, stockholders may experience dilution or the new equity or convertible debt securities may have rights, preferences or privileges senior to those of existing holders of class A common stock. In addition, we intend to enter into debt financing arrangements to finance a substantial portion of our expected technology and facilities-related expenditures through fiscal 2001. As of September 15, 2000, we have not entered into all such financing arrangements. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

WE MAY INCUR SUBSTANTIAL COSTS IF WE ARE UNABLE TO COMPLETE OUR EDISON CORPORATE HEADQUARTERS PROJECT

      We have entered into a contract to purchase a lot located in the Harlem section of the borough of Manhattan in New York City for a purchase price of $10 million. We intend to develop the property in partnership with the Museum of African Art for a mixed-use project consisting of our corporate headquarters, a charter school and a museum. We have not yet received the necessary zoning approvals for this project. We have paid $3.0 million to the current owner of the property and could be required to pay up to an additional $500,000 if we need to extend the closing date in order to obtain the zoning approvals. If we are unable to obtain the necessary zoning approvals by April 11, 2001, or if prior to that time we decide to terminate the contract, we will be forced either to forfeit any amounts paid to the current owner, which could be as much as $3.5 million, or to purchase the property without the zoning approvals. In addition, we do not currently have a contract with the Museum of African Art for this project or an agreement with any party to operate a charter school on that site. We must also acquire additional property adjacent to the lot to house the entire project. If we are unable to acquire the additional property, we will be required to reduce the size of the project.

WE RELY ON GOVERNMENT FUNDS FOR SPECIFIC EDUCATION PROGRAMS, AND OUR BUSINESS COULD SUFFER IF WE FAIL TO COMPLY WITH RULES CONCERNING THE RECEIPT AND USE OF THE FUNDS

      We benefit from funds from federal and state programs to be used for specific educational purposes. Funding from the federal government under Title I of the Elementary and Secondary Education Act, which provides federal funds for children from low-income families, accounted for approximately 5.3% of our total revenue for the year ended June 30, 2000. We estimate that funding from other federal and state programs accounts for an additional 9.8% of our total revenue. A number of factors relating to these government programs could lead to adverse effects on our business:

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

      - The authorization for the Elementary and Secondary Education Act, including Title I, has expired and this act is being funded by Congress on an interim appropriation basis. If Congress does not reauthorize or continue to provide interim appropriation for the Elementary and Secondary Education Act, we would receive less funding and our growth and financial results would suffer.

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

THE OPERATION OF OUR CHARTER SCHOOLS DEPENDS ON THE MAINTENANCE OF THE UNDERLYING CHARTER GRANT

      Our charter schools operate under a charter that is typically granted by a state authority to a third-party charter holder, such as a community group or established non-profit organization. Our management agreement in turn is with the charter holder or the charter board. If the state charter authority were to revoke the charter, which could occur based on actions of the charter board outside of our control, we would lose the right to operate that school. In addition, many state charter school statutes require periodic reauthorization. Charter schools accounted for 36% of our total revenue in fiscal 2000, or $79.6 million. If state charter school legislation were not reauthorized or were substantially altered in a meaningful number of states, our business and growth strategy would suffer and we could incur losses.

OUR OFFICERS AND DIRECTORS WILL EXERCISE SIGNIFICANT CONTROL OVER OUR AFFAIRS, WHICH COULD RESULT IN THEIR TAKING ACTIONS OF WHICH OTHER STOCKHOLDERS DO NOT APPROVE

      Based upon their holdings at September 15, 2000, our officers and directors and entities affiliated with them together beneficially own 20,445,254 shares of class A common stock and 3,148,332 shares of class B common stock. These shares represent approximately 46.6% of the voting power of the class A common stock, including the ability to elect three of the seven class A directors; approximately 84.4% of the voting power of the class B common stock, including the ability to elect all of the four class B directors; and approximately 61.3% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by our officers and directors and others affiliated with them, 3,505,849 shares of class A common stock and 378,901 shares of class B common stock are subject to options exercisable within 60 days of September 15, 2000. These stockholders, if they act together, will be able to exercise control over all matters requiring approval by our stockholders, including the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change of control is proposed.

      In addition, H. Christopher Whittle, our President and Chief Executive Officer and a director, beneficially owns 4,232,403 shares of class A common stock and 1,281,423 shares of class B common stock. These shares represent approximately 11.7% of the voting power of the class A common stock; approximately 36.2% of the voting power of the class B common stock, including the ability to elect two of the four class B directors; and approximately 21.0% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by Mr. Whittle and his affiliates, 1,714,363 shares of class A common stock and 189,745 shares of class B common stock are subject to options exercisable within 60 days of September 15, 2000. Mr. Whittle and his affiliates also own options not exercisable within 60 days of September 15, 2000 covering 2,728,304 shares of class A common stock and 292,775 shares of class B common stock. To the extent Mr. Whittle exercises these options, his voting power will be increased. In addition, if the other holders of class B common stock sell a significant portion of their class B common stock, the voting power of Mr. Whittle's class B common stock will further concentrate. Also, if the other holders of class B common stock reduce their common stock holdings below a specified threshold, then their class B common stock will automatically convert into class A common stock, further increasing Mr. Whittle's voting power. The class B common stock generally converts into class A common stock upon its transfer. However, shares of class B common stock transferred to Mr. Whittle do not automatically convert into class A common stock. Consequently, Mr. Whittle can also increase his voting power by acquiring shares of class B common stock from other stockholders.

PLEDGES OF SHARES OF OUR COMMON STOCK BY MR. WHITTLE COULD RESULT IN VOTING POWER SHIFTING TO THE HANDS OF HIS LENDERS

      Mr. Whittle and WSI Inc., a corporation controlled by Mr. Whittle, directly or indirectly own 3,194,027 shares of class A common stock and 1,166,047 shares of class B common stock, including an aggregate of 761,625 shares of class A common stock and 84,625 shares of class B common stock which represents WSI's interest in a limited partnership and a limited liability company that hold Edison stock. These figures include shares issuable upon the exercise of options within 60 days of September 15, 2000. Mr. Whittle and WSI have pledged to Morgan Guaranty Trust Company of New York all of their direct and indirect interests in Edison to secure personal obligations. These obligations become due in February 2003 and interest on these obligations is payable monthly. In addition, Mr. Whittle may not vote his class A common stock and class B common stock on any matter other than the election or removal of directors without Morgan's prior written consent. Of these shares, Morgan allowed WSI to pledge up to 900,002 shares to other lenders. Upon satisfaction of WSI's obligations to the other lenders, these shares would revert back to being pledged to Morgan. Morgan also allowed WSI to grant options to purchase an aggregate of 61,425 of these shares to other investors. If these options were not exercised, these shares would revert back to being pledged to Morgan. If Mr. Whittle and WSI were to default on their obligations to Morgan and Morgan were to foreclose on its pledge, the class B common stock transferred directly or indirectly to Morgan would be converted into class A common stock. Thereafter, based on current holdings, and assuming the shares pledged to the other lenders and the shares subject to options to other investors revert to the Morgan pledge, Morgan, together with its affiliates who are currently stockholders of Edison, would beneficially own 6,920,775 shares of class A common stock, including shares subject to options exercisable within 60 days of September 15, 2000. The holdings of Morgan and its affiliates would then represent 15.3% of the voting power of the class A common stock, 11.9% of the voting power of the class B common stock and 14.1% of the combined voting power. This would enable Morgan to exercise greater influence over corporate matters.

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

      - future sales of our class A common stock or other securities; and

      - general stock market volatility.

      Since our class A common stock has been publicly traded, its market price has fluctuated over a wide range and we expect it to continue to do so in the future. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

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


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We currently have market risk sensitive instruments related to interest rates. As disclosed in note 6 of the notes to our financial statements, we had outstanding long-term notes payable of $17.8 million at June 30, 2000. Interest rates on the notes are fixed and range from 14.1% to 20.4% per annum and have terms of 36 to 48 months.

      We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

      Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $27.9 million and $52.6 million at June 30, 1999 and June 30, 2000, respectively. We invest cash mainly in money market accounts and other investment-grade securities. We do not purchase or hold derivative financial instruments for trading purposes.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, independent auditors, are set forth in the Index to Financial Statements at Item 14 and incorporated herein by this reference.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

                                    PART III

      Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on November 30, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Executive Officers and Directors - The information in the section entitled "Executive Officers and Directors of the Registrant" in Part I hereof is incorporated herein by reference.

(b) Directors - The information in the section entitled "Election of Directors" in the Proxy Statement is incorporated herein by reference.

      The disclosure required by Item 405 of Regulations S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

      The information in the sections entitled "Compensation of Executive Officers", "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information in the section entitled "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORMS 8-K


(a)   The following documents are filed as part of this Form 10-K:
      1. Financial Statements. The following financial statements of Edison Schools Inc. are filed as part of this Form 10-K on the pages indicated:

                          INDEX TO FINANCIAL STATEMENTS

                EDISON SCHOOLS INC.
                                                                                                            PAGE
                                                                                                            ----
                Report of Independent Accountants....................................................          54
                Balance Sheets as of June 30, 2000 and 1999 .........................................          55
                Statements of Operations for the years ended June 30, 1998,
                   1999,  and 2000...................................................................          56
                Statements of Changes in Stockholders' Equity for the years
                   ended June 30, 1998, 1999 and 2000................................................          57
                Statements of Cash Flows for the years ended June 30, 1998,
                   1999 and 2000.....................................................................          58
                Notes to Financial Statements........................................................          59

      2. Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

      3. Exhibits. The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K

      On June 16, 2000, the Registrant filed a report on Form 8-K announcing that (i) on June 15, 2000, the Registrant issued a press release regarding the number of new schools the Registrant expects to operate during the 2000-2001 school year, (ii) on June 16, 2000, the Registrant issued two press releases regarding the execution of a letter of intent with IBM and
      (iii) on June 16, 2000, the Registrant issued a press release regarding the filing of a registration statement on Form S-1 with the Securities and Exchange Commission concerning the Registrant's proposed public offering of class A common stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 2000.

                                      EDISON SCHOOLS INC.

                                      BY:      /s/ H. Christopher Whittle
                                         --------------------------------------
                                               H. Christopher Whittle
                                          President, Chief Executive Officer and
                                                       Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 28th day of September, 2000.

SIGNATURE                                                                         TITLE
---------                                                                         -----

                           /s/ H. Christopher Whittle                             President, Chief Executive Officer
---------------------------------------------------------------------------------
                             H. Christopher Whittle                               and Director (Principal Executive Officer)

                           /s/ Benno C. Schmidt, Jr.                              Chairman of the Board of Directors
---------------------------------------------------------------------------------
                             Benno C. Schmidt, Jr.

                               /s/ James L. Starr                                 Executive Vice President and Chief
---------------------------------------------------------------------------------
                                 James L. Starr                                   Financial Officer (Principal Accounting Officer)

                             /s/ Laura K. Eshbaugh                                Executive Vice President and
---------------------------------------------------------------------------------
                               Laura K. Eshbaugh                                  Director

                             /s/ Virginia G. Bonker                               Director
---------------------------------------------------------------------------------
                               Virginia G. Bonker

                                                                                  Director
---------------------------------------------------------------------------------
                                 John W. Childs

                             /s/ Ramon C. Cortines                                Director
---------------------------------------------------------------------------------
                               Ramon C. Cortines

                             /s/ Charles J. Delaney                               Director
---------------------------------------------------------------------------------
                               Charles J. Delaney

                                /s/ Robert Finzi                                  Director
---------------------------------------------------------------------------------
                                  Robert Finzi

                                /S/John B. Fullerton                              Director
---------------------------------------------------------------------------------
                               John B. Fullerton

                              /s/ Janet A. Hickey                                 Director
---------------------------------------------------------------------------------
                                Janet A. Hickey

                               /s/ Klas Hillstrom                                 Director
---------------------------------------------------------------------------------
                                 Klas Hillstrom

                              /s/ Jeffrey T. Leeds                                Director
---------------------------------------------------------------------------------
                                Jeffrey T. Leeds

                              /s/ William F. Weld                                 Director
---------------------------------------------------------------------------------
                                William F. Weld

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Edison Schools Inc.:

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Edison Schools Inc. (the "Company") at June 30, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                           PricewaterhouseCoopers LLP


Melville, New York
September 11, 2000

                               EDISON SCHOOLS INC.
                                 BALANCE SHEETS


                                                                                                             JUNE 30
                                                                                               ----------------------------------
                                                                                                     1999               2000
                                                                                               ---------------    ---------------
                                         ASSETS
Current Assets:
   Cash and cash equivalents.......................................................            $    27,922,576    $    52,644,204
   Accounts receivable.............................................................                 12,034,962         33,752,622
   Notes and other receivables.....................................................                  9,711,772         14,515,200
   Other current assets............................................................                  1,439,920          3,620,547
                                                                                               ---------------    ---------------
           Total current assets....................................................                 51,109,230        104,532,573

Property and equipment, net........................................................                 42,871,238         98,133,719
Restricted cash....................................................................                  2,431,416          3,387,303
Notes and other receivables, less current portion..................................                  3,893,084         16,023,697
Stockholder notes receivable.......................................................                  2,478,056          8,801,868
Investment.........................................................................                         --          8,024,743
Other assets.......................................................................                  4,086,887         12,126,519
                                                                                               ---------------    ---------------
           Total assets............................................................            $   106,869,911    $   251,030,422
                                                                                               ===============    ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt...............................................            $     6,660,789    $    11,838,495
   Accounts payable................................................................                 12,014,443         15,452,660
   Accrued expenses................................................................                  9,799,721         16,210,911
                                                                                               ---------------    ---------------
           Total current liabilities...............................................                 28,474,953         43,502,066
Long term debt, less current portion...............................................                  8,263,824         17,830,687
Stockholders' notes payable........................................................                  6,610,594          6,610,594
Other liabilities..................................................................                    478,128            574,030
                                                                                               ---------------    ---------------
           Total liabilities.......................................................                 43,827,499         68,517,377
                                                                                               ---------------    ---------------

Commitments And Contingencies (Note 13)
Stockholders' Equity:
   Preferred stock:
      Series A-G, par value $.01; 77,931,054 shares authorized in 1999;
        28,211,173 shares issued and outstanding in 1999
        (aggregate liquidation preference of
        $146,990,753 in 1999)......................................................                  1,586,269                 --
      Undesignated, par value $.01; 5,000,000 shares
        authorized, no shares issued or outstanding in 2000........................                         --                 --
   Common stock:
      Series A-I and non-voting common, par value $.01;
        107,293,178 authorized in 1999; 3,107,356
        shares issued and outstanding in 1999......................................                     31,074                 --
      Class A common, par value $.01; 150,000,000 shares
        authorized in 2000; 39,558,746 shares issued and
        outstanding in 2000........................................................                         --            395,588
      Class B common, par value $.01; 5,000,000 shares
        authorized in 2000; 3,448,004 shares issued and
        outstanding in 2000........................................................                         --             34,480
   Additional paid-in capital......................................................                146,190,334        303,060,911
   Unearned stock-based compensation...............................................                 (5,836,556)        (3,160,004)
   Accumulated deficit.............................................................                (78,928,709)      (115,518,323)
   Stockholder note receivable.....................................................                         --         (2,299,607)
                                                                                               ---------------    ---------------
           Total stockholders' equity..............................................                 63,042,412        182,513,045
                                                                                               ---------------    ---------------

           Total liabilities and stockholders' equity..............................            $   106,869,911    $   251,030,422
                                                                                               ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                               EDISON SCHOOLS INC.
                            STATEMENTS OF OPERATIONS

                                                                                           YEAR ENDED JUNE 30,
                                                                           --------------------------------------------------
                                                                                1998               1999              2000
                                                                           -------------      -------------     -------------

Revenue from educational services....................................      $  69,406,841      $ 132,762,491     $ 224,577,591
                                                                           -------------      -------------     -------------

Education and operating expenses:
   Direct site expenses..............................................         59,576,224        114,096,875       192,601,707
   Administration, curriculum and development........................         18,257,818         49,984,180        40,643,025
   Depreciation and amortization.....................................          7,231,628         12,525,904        20,905,833
   Preopening expenses...............................................          2,485,813          5,457,113         8,371,923
   Design team compensation..........................................          2,723,902                 --                --
                                                                           -------------      -------------     -------------
           Total education and operating expenses....................         90,275,385        182,064,072       262,522,488
                                                                           -------------      -------------     -------------

Loss from operations.................................................        (20,868,544)       (49,301,581)      (37,944,897)

Other income (expense):
   Interest income...................................................            842,010          3,481,682         6,768,261
   Interest expense..................................................         (1,761,821)        (3,244,782)       (3,433,759)
   Equity in loss of unconsolidated entity...........................                 --                 --        (1,975,257)
   Other.............................................................           (126,500)          (368,110)           (3,962)
                                                                           -------------      -------------     -------------
           Total other...............................................         (1,046,311)          (131,210)        1,355,283
                                                                           -------------      -------------     -------------

Net loss                                                                   $ (21,914,855)     $ (49,432,791)    $ (36,589,614)
                                                                           =============      =============     =============

Net loss attributable to common stockholders:
   Net loss..........................................................      $ (21,914,855)     $ (49,432,791)    $ (36,589,614)
   Dividends declared on preferred stock.............................         (4,290,200)                --                --
   Preferred stock accretion.........................................           (277,694)        (1,026,462)               --
                                                                           -------------      -------------     -------------
           Net loss attributable to Common
             stockholders............................................      $ (26,482,749)     $ (50,459,253)    $ (36,589,614)
                                                                           =============      =============     =============
Per common share data:
   Basic and diluted net loss per share..............................      $       (8.52)     $      (16.24)    $       (1.32)
                                                                           =============      =============     =============
   Weighted average shares of common stock
      outstanding used in computing basic and
      diluted net loss per share.....................................          3,107,356          3,107,356        27,685,203
                                                                           =============      =============     -------------
Pro forma per share data:
Pro forma basic and diluted net loss per share
   (unaudited).......................................................                                           $       (0.93)
                                                                                                                =============
   Pro forma weighted average shares outstanding
      used in computing basic and diluted net loss
      per share (unaudited)..........................................                                              39,498,381
                                                                                                                =============

   The accompanying notes are an integral part of these financial statements.

                               EDISON SCHOOLS INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                                       PREFERRED STOCK                                 COMMON STOCK
                                    ---------------------   ---------------------------------------------------------------------
                                         SERIES A-G              SERIES A-I               CLASS A                  CLASS B
                                     SHARES       AMOUNT      SHARES     AMOUNT      SHARES      AMOUNT     SHARES       AMOUNT
                                  -----------  -----------  ---------- ----------  ----------  ----------  ---------   ----------
Balances, June 30, 1997.........   18,252,837   $182,530    3,107,355  $ 31,074
Issuance of Series D
preferred stock, net............    2,942,573     29,426            1         0
Issuance of stock warrants......
Issuance of Series C
preferred stock as
purchase price adjustment.......      528,737      5,287
Deferred compensation related
to stock options................
Stock-based compensation........
Dividends declared..............
Accretion of Series
D preferred PIK dividend........                 277,694
Net loss for the
year ended June 30, 1998........
                                  -----------  -----------  ---------- ----------  ----------  ----------  ---------   ----------
Balances, June 30, 1998.........   21,724,147   $ 494,937   3,107,356  $ 31,074
Issuance of Series D
preferred stock, net............    4,108,288      41,083
Issuance of Series F
preferred stock, net............    1,978,738      19,787
Issuance of Series G
preferred stock, net............      400,000       4,000
Deferred compensation related
to stock options................
Stock-based compensation........
Accretion of Series D preferred
PIK dividend....................                1,026,462
Net loss for the year ended
June 30, 1999...................
                                  -----------  -----------  ---------- ----------  ----------  ----------  ---------   ----------
Balances, June 30, 1999.........   28,211,173  $1,586,269   3,107,356  $ 31,074
Issuance of Series F
preferred stock, net............    3,393,619      33,936
Issuance of Series I
common stock, net...............                                    1         0
Issuance of Class A
common stock in an
initial  public
offering........................                                                   6,800,000     68,000
Stock warrants exercised........                                                     597,528      5,976
Stock options exercised.........                                                     824,426      8,245      72,500          725
Deferred
compensation related
to stock options................
Stock based compensation........
Conversion of the Series A
through G Preferred Stock and
Series A through I common
Stock to Class A and Class B
common stock....................  (31,604,792) (1,620,205) (3,107,357)  (31,074)  31,240,934    312,409   3,471,215       34,712
Fractional Class A and Class B
common shares issued due to
rounding during conversion .....                                                      15,319        153     (15,172)        (152)
Conversion of Class B  to
Class A)........................                                                      80,539        805     (80,539)        (805)
Stockholder notes receivable....
Interest on stockholder
receivable......................
Net loss for the year ended
June 30, 2000...................
                                  -----------  ----------- ----------  ---------- -----------  ---------- ----------   ----------
Balances, June 30, 2000.........            -  $        -           -  $      -   39,558,746   $395,588   3,448,004      $34,480
                                  ===========  =========== ==========  ========== ===========  ========== ==========   ==========















                                      ADDITIONAL       UNEARNED                       STOCKHOLDER
                                       PAID-IN       STOCK-BASED      ACCUMULATED        NOTES
                                       CAPITAL       COMPENSATION       DEFICIT        RECEIVABLE              TOTAL
                                    ------------    --------------  ---------------  --------------        -------------
Balances, June 30, 1997.........   $  41,301,865       $ (120,429)   $ (7,581,063)                         $ 33,813,977
Issuance of Series D
preferred stock, net............      19,177,196                                                             19,206,622
Issuance of stock warrants......       2,500,000                                                              2,500,000
Issuance of Series C
preferred stock as
purchase price adjustment.......          (5,287)                                                                     -
Deferred compensation related
to stock options................       1,339,118       (1,339,118)                            -
Stock-based compensation........                          584,560                                               584,560
Dividends declared..............      (5,000,000)                                                            (5,000,000)
Accretion of Series
D preferred PIK dividend........        (277,694)                                                                     -
Net loss for the
year ended June 30, 1998........                                      (21,914,855)                          (21,914,855)
                                    ------------   --------------  --------------   --------------        -------------
Balances, June 30, 1998.........    $ 59,035,198       $ (874,987)  $ (29,495,918)                           29,190,304
Issuance of Series D
preferred stock, net............     31,722,481                                                              31,763,564
Issuance of Series F
preferred stock, net............     24,228,435                                                              24,248,222
Issuance of Series G
preferred stock, net............      4,897,755                                                               4,901,755
Deferred compensation related
to stock options................     27,332,927    (27,332,927)                                                       -
Stock-based compensation........                    22,371,358                                               22,371,358
Accretion of Series D preferred
PIK dividend....................     (1,026,462)                                                                      -
Net loss for the year ended
June 30, 1999...................                                       (49,432,791)                         (49,432,791)
                                    ------------    -----------    ---------------  --------------        -------------
Balances, June 30, 1999.........   $146,190,334     $(5,836,556)     $ (78,928,709)                        $ 63,042,412
Issuance of Series F
preferred stock, net............     41,707,771                                                              41,741,707
Issuance of Series I
common stock, net...............                                                                                      -
Issuance of Class A
common stock in an
initial  public
offering........................    109,632,298                                                             109,700,298
Stock warrants exercised........         43,893                                                                  49,869
Stock options exercised.........      2,921,813                                                               2,930,783
Deferred
compensation related
to stock options................      1,260,645      (1,260,645)                                                      -
Stock based compensation........                      3,937,197                                               3,937,197
Conversion of the Series A
through G Preferred Stock and
Series A through I common
Stock to Class A and Class B
common stock....................      1,304,158                                                                    -
Fractional Class A and Class B
common shares issued due to
rounding during conversion .....             (1)                                                                   -
Conversion of Class B  to
Class A)........................                                                                                      -
Stockholder notes receivable....                                                       (2,175,000)           (2,175,000)
Interest on stockholder
receivable......................                                                         (124,607)             (124,607)
Net loss for the year ended
June 30, 2000...................                                       (36,589,614                          (36,589,614)
                                      ------------  ------------    ---------------  --------------        -------------
Balances, June 30, 2000.........      $303,060,911   $(3,160,004)    $(115,518,323)   $(2,299,607)         $182,513,045
                                      ============= ==============  ===============  ==============        =============




   The accompanying notes are an integral part of these financial statements.

                               EDISON SCHOOLS INC.
                            STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED JUNE 30,
                                                                            --------------------------------------------------
                                                                                 1998               1999              2000
                                                                            -------------      -------------     -------------

Cash flows from operating activities:
   Net loss ............................................................    $ (21,914,855)     $ (49,432,791)    $ (36,589,614)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization of property and
           equipment....................................................        7,231,628         11,491,955        19,310,639
        Amortization of deferred charter costs and
           original issue discount......................................               --            (68,688)         (184,193)
        Stock-based compensation........................................          584,560         22,371,358         3,937,197
        Provision for fixed asset write-off.............................               --            653,000          (153,000)
        Equipment write-off.............................................               --            437,768           309,741
        Loss on disposal of property and equipment......................          126,500            368,110              (268)
        Interest on stockholder note receivable.........................               --                --           (124,607)
        Equity in loss of unconsolidated entity.........................               --                --          1,975,257
        Changes in operating assets and liabilities:
           Accounts and other receivables...............................       (2,845,258)        (3,126,279)      (28,041,472)
           Other current assets.........................................         (422,429)          (623,756)       (2,180,627)
           Accounts payable and accrued expenses........................        5,497,686          2,563,812         1,294,561
           Other liabilities............................................        1,191,864           (713,736)           95,902
                                                                            -------------      -------------     -------------
             Cash used in operating activities..........................      (10,550,304)       (16,079,247)      (40,350,484)
                                                                            -------------      -------------     -------------

Cash flows from investing activities:
   Additions to property and equipment..................................      (21,180,550)       (25,533,246)      (57,462,036)
   Proceeds from disposition of property and equipment, net.............           35,670         10,537,786         2,057,664
   Proceeds from notes receivable and advances due
     from charter schools...............................................        2,331,667          1,880,989         4,931,007
   Notes receivable and advances due from charter
     schools............................................................               --        (15,768,384)      (21,952,849)
   Investment in unconsolidated entity..................................               --                 --       (10,000,000)
   Other assets                                                                (1,269,192)        (1,445,035)       (7,767,638)
                                                                            -------------      -------------     -------------
           Cash used in investing activities............................      (20,082,405)       (30,327,890)      (90,193,852)
                                                                            -------------      -------------     -------------

Cash flows from financing activities:
   Proceeds from issuance of stock and warrants.........................       25,251,971         62,060,480       167,784,859
   Costs in connection with equity financing............................       (3,545,349)        (1,146,939)      (13,362,202)
   Proceeds from stockholders' notes payable............................          672,155            938,439                --
   Payment to stockholder...............................................               --                 --        (2,175,000)
   Proceeds from notes payable..........................................       10,797,304          9,624,131        13,001,328
   Payments on notes payable and capital leases.........................       (7,293,088)        (6,178,626)       (9,027,134)
   Restricted cash......................................................       (3,500,000)         1,540,584          (955,887)
                                                                            -------------      -------------     -------------
           Cash provided by financing activities........................       22,382,993         66,838,069       155,265,964
                                                                            -------------      -------------     -------------

Increase (decrease) in cash and cash equivalents........................       (8,249,716)        20,430,932        24,721,628

Cash and cash equivalents at beginning of period........................       15,741,360          7,491,644        27,922,576
                                                                            -------------      -------------     -------------
Cash and cash equivalents at end of period..............................    $   7,491,644      $  27,922,576     $  52,644,204
                                                                            =============      =============     =============
Supplemental disclosure of cash flow information:
   Cash paid during the periods for: interest...........................    $   1,761,821      $   3,008,260     $   3,554,350

Supplemental disclosure of non-cash investing and financing activities:
   Dividends declared and settled with notes in  lieu of
     cash  .............................................................    $   5,000,000
   Amounts due from bank under note payable incurred....................
   Accretion of Series D preferred PIK dividend.........................    $     277,694      $   1,026,462
   Additions to property and equipment included
     in accounts payable................................................                       $   8,489,460     $   7,666,235
   Additions to property and equipment financed by debt.................                                            10,770,375

   The accompanying notes are an integral part of these financial statements.

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


1.          DESCRIPTION OF BUSINESS

      Edison Schools Inc. (the "Company") (formerly known as The Edison Project Inc. and Subsidiaries) manages elementary and secondary public schools under contracts with school districts and charter schools located in 16 states and Washington, D.C. The Company opened its first four schools in the fall of 1995, and, as of June 30, 2000, operated 79 schools with approximately 37,500 students.

      The Company provides the education program, recruits and manages personnel, and maintains and operates the facilities at each school it manages. The Company also assists charter schools in obtaining facilities and the related financing. As compensation for its services, the Company receives revenues which approximate, on a per pupil basis, the average per pupil spending of the school district in which the school is located.

      Prior to November 18, 1996, the Company was a partnership. On November 18, 1996, the partners transferred their interests in the assets and liabilities of the partnership, in a tax free conversion to the Company, in exchange for common and preferred stock. This transaction was accounted for as a reorganization of entities under common control, in a manner similar to a pooling-of-interests.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, time deposits, and money market accounts all with original maturities of three months or less. Cash equivalents also include highly liquid debt securities that may have original maturities greater than three months, but are readily convertible into cash. Certain amounts transferred from the Company's operating accounts are invested in overnight investments and are available back in the Company's operating account the next day. The Company maintains funds in accounts in excess of FDIC insurance limits; however, management believes that it minimizes risk by maintaining deposits in high quality financial institutions.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Routine maintenance and repairs are expensed as incurred. The cost of major additions, replacements, and improvements are capitalized. Gains and losses from sales or retirements of property and equipment are included in earnings for the period. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets (30 years for buildings, the remaining lease term or shorter for leasehold improvements and 3-5 years for all other items).

      The Company purchases or renovates existing buildings to ready them for charter school use. It is the Company's intention to recapture purchase or renovation costs through sale to a third party or through the sale or lease of the building to the charter school board. Buildings or renovations completed and ready for charter school use are depreciated on a straight line basis over the estimated useful life of the building. The Company's policy is not to capitalize interest costs on charter school renovation expenditures since the sale transaction does not provide for recovery of interest expense.

LONG-LIVED ASSETS

      The carrying amount of assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the risk involved. No impairment loss has been recorded in fiscal 2000 and fiscal 1999. The Company has not capitalized interest under SFAS No. 34 in

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


connection with the purchase and renovation of certain charter school buildings, since to do so would have required a corresponding adjustment for impairment under SFAS No. 121.

RESTRICTED CASH

      Restricted cash consists of cash held in escrow in compliance with certain debt agreements, credit issued for the benefit of certain technology suppliers and certain amounts restricted for use in the start-up of future Edison schools.

REVENUE RECOGNITION

      The Company recognizes revenue from each school on a pro rata basis over eleven months from August through June (the "School year"). Revenue and revenue estimates are principally derived from contractual relationships to manage and operate contract and charter schools. The Company also receives small amounts of revenue from the collection of after-school program fees and food service costs. The Company receives per-pupil revenue from local, state and federal sources, including Title I and special education funding, in return for providing comprehensive education to our students. The Company records adjustments to revenue, if necessary, for accounts receivable deemed uncollectible.

PREOPENING COSTS

      The Company expenses certain preopening training, personnel and other costs, which are incurred prior to the fiscal year in which operations commence at new school sites.

NOTES RECEIVABLE

      Notes receivable are recorded at face value, less an original issue discount if the note has no stated rate of interest. The original issue discount is calculated using the Company's rate of interest associated with the cost of funds for the period in which the note is issued. It is management's policy to recognize any note as impaired when, based on its assessment of events and circumstances, it is probable that the Company will be unable to collect all amounts due. If a note is deemed impaired, the Company would measure impairment based on the present value of future cash flows. No impairments have been recognized to date.

DEFERRED CHARTER COSTS

      Deferred charter costs arise as a result of the Company providing cash to certain charter schools in return for non-interest bearing notes. In accordance with APB No. 21, the Company discounts the non-interest bearing notes and records the corresponding discount as deferred charter costs. These costs represent the accounting recognition given to the Company's right to operate the charter school. Deferred charter costs are included in other assets and are amortized on a straight line basis over the same period as the related discount.

      Net deferred charter costs and accumulated amortization as of June 30, 1999 and 2000 were $1,207,366 and $1,479,361 and $1,033,949 and $2,613,009,
respectively.

STOCK-BASED COMPENSATION

      For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method of accounting prescribed by APB No. 25 "Accounting for Stock Issued to Employees." In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


Company's stock, as of the grant date, is not greater than the amount an employee must pay to acquire the stock as defined. To the extent that stock options are granted to employees with variable terms or if the fair value of the Company's stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize compensation expense.

      Disclosures, including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method as stated in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," have been included in Note 10.

ADVERTISING EXPENSES

      Advertising costs consist primarily of print media and brochures and are expensed when the related advertising occurs. Total advertising expense for the three years ended June 30, 1998, 1999 and 2000 amounted to approximately $265,000, $788,000, and $1.7 million respectively.

INCOME TAXES

      The Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each reporting period based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. Prior to the reorganization (Note 1), the entity structure consisted solely of a partnership, which paid no federal income taxes. Any income or loss was included in the tax returns of the partners.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's capital lease and other equipment financing obligations approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at June 30, 2000.

NET LOSS PER SHARE

      The Company accounts for its earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares, such as convertible preferred stock, stock options, and warrants, have been excluded from the computation, as their effect is antidilutive for all periods presented.

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


LOSS PER SHARE

      The pro forma basic and diluted net loss per share for the fiscal year ended June 30, 2000 is as follows:

               Net loss.........................................................................     $    (36,589,614)
                                                                                                     ================
               Class A Common stock outstanding at beginning of period..........................           28,186,673
               Class B Common stock outstanding at beginning of period..........................            3,131,852
               Add:
               Issuance of Class A Common stock (as if converted on a
                  weighted average basis).......................................................            7,902,561
               Issuance (conversion) of Class B Common stock (as if
                  converted on a weighted average basis)........................................              277,295
                                                                                                     ----------------
               Pro forma weighted average number of shares outstanding,
                  assuming conversion of convertible preferred stock used in
                  computing basic and diluted net loss per share................................           39,498,381
                                                                                                     ================
               Pro forma basic and diluted net loss per share...................................     $          (0.93)
                                                                                                     ================

MANAGEMENT ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, revenues, certain school expenses, useful lives, recoverability of equipment, deferred income tax valuation allowance, certain accrued expenses and expenses in connection with stock options and warrants; actual results could differ from these estimates.

SEGMENTS

      Management evaluates its operating performance as a single segment. The Company's Chief Operating Officer reviews school performance based on a comprehensive, whole school approach. Real estate, after school programs, food services and various other activities are not evaluated on an individual basis.

BASIS OF PRESENTATION

      The fiscal 1998 financial statements of the Company reflect the consolidated accounts of its two then wholly owned subsidiaries, Edison Project, LP (the "Partnership") and an inactive corporation. All intercompany balances and transactions have been eliminated in consolidation. During fiscal 1999, the two subsidiaries were merged into the Company or dissolved and their assets and liabilities were assumed by the Company.

RECLASSIFICATION

      Certain reclassifications have been made to the 1999 financial statements to conform to current year presentation.

3.          NOTES AND OTHER RECEIVABLES

      The Company provides financing in the form of interest and non-interest bearing loans and advances to charter school boards to assist in the purchase or renovation of charter school facilities. Certain of the loans are evidenced by notes and other advances which are made in concert with a management contract or without fixed repayment terms.

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


      Of the approximate $28,000,000 in notes and advances, net at June 30, 2000, approximately $6,700,000 is collateralized and the balance is uncollateralized and may be subordinated to other senior debt.

      In order for the loans to be repaid, the Company generally assists charter school boards in obtaining third party lender financing. Upon repayment of the loans to the Company, the Company may guarantee loans to the third party lender. The default by any charter school under a credit facility that is guaranteed by the Company may result in a claim against the Company for the full amount of the borrowings. (See Note 13)

     Notes and other receivables consist of the following:

                                                                                                   JUNE 30,
                                                                                  ------------------------------------------
                                                                                          1999                   2000
                                                                                  -------------------    -------------------
            Notes receivable due from charter schools(a).....................     $         6,084,574    $        16,366,551
            Advances due from charter schools(b).............................               5,975,537             11,672,607
            Other receivables................................................               1,544,745              2,499,739
                                                                                  -------------------    -------------------
                                                                                           13,604,856             30,538,897
            Less, current portion............................................               9,711,772             14,515,200
                                                                                  -------------------    -------------------
                 Total notes and other receivables...........................     $         3,893,084    $        16,023,697
                                                                                  ===================    ===================

(a) Notes receivable due from charter schools includes non-interest bearing notes with an aggregate face value of $6,803,410 and $4,030,464 at June 30, 1999 and 2000, respectively, less unamortized imputed discount of $1,465,768 and $827,635 at June 30, 1999 and 2000, respectively.
     Interest is imputed on the notes at 12% per annum. This imputed rate is management's estimate of the fair market interest rate for these loans based on the Company's current estimated borrowing rate of approximately 10% and management's assessment of the incremental risk associated with these loans. The notes mature at various dates through the year 2002.

          Notes receivable due from charter schools includes interest bearing notes at interest rates ranging from 6% to 10% per annum. Management believes that the stated rates are the fair market rate for these notes. The rates are less than the imputed rate on the non-interest bearing notes discussed above due to negotiations between the charter school boards and the Company. The notes amounted to $746,932 and $13,163,722 at June 30, 199 and 2000, respectively, and mature at various dates through the year 2005.

(b) Advances due from charter schools were converted into a non-interest bearing note receivable in July 1999. The note is due March 31, 2001 and automatically converts into a 20 year term loan with interest at 10% per annum and regular amortization. The advances have been discounted at a rate of 12% over the expected period of refinancing, consistent with the treatment of non-interest bearing notes receivable as discussed in (a) above. The face value of the advances at June 30, 1999 and 2000 was $6,343,153 and $12,766,158, less unamortized imputed discount of $367,617 and $1,093,551, respectively.

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


     Aggregate maturities of notes receivable are as follows:

     For the fiscal year ending June 30,

      2001                                                                                     $       15,608,751
      2002                                                                                                401,969
      2003                                                                                              7,635,309
      2004                                                                                              4,257,793
      2005                                                                                              4,556,261
                                                                                               ------------------
                                                                                                       32,460,083
      Less: amount representing discount (see note 3(a) and (b))..........................             (1,921,186)
                                                                                               ------------------
      Total notes and other receivables...................................................             30,538,897
      Less: current portion, net of unamortized discount of $1,093,551....................            (14,515,200)
                                                                                               ------------------
      Notes and other receivables, noncurrent.............................................     $       16,023,697
                                                                                               ==================

4.         PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                                   JUNE 30,
                                                                                   -----------------------------------------
                                                                                          1999                   2000
                                                                                   ------------------    -------------------
    Land and buildings.......................................................      $                --   $         1,054,843
    Leasehold improvements...................................................               11,844,562            34,535,261
    Furniture, fixtures and equipment........................................               36,137,855            62,962,662
    Software License.........................................................                       --            11,658,986
    Educational software and textbooks.......................................               16,673,303            28,717,566
                                                                                   -------------------   -------------------
                                                                                            64,655,720           138,929,318
    Accumulated depreciation and amortization................................              (21,784,482)          (40,795,599)
                                                                                   -------------------   -------------------
         Property and equipment, net.........................................      $        42,871,238   $        98,133,719
                                                                                   ===================   ===================

      Depreciation expense amounted to $5,621,509, $9,948,811, and $18,505,611 for the years ended June 30, 1998, 1999 and 2000, respectively. Capitalized interest of $384,592 was recorded for the year ended June 30, 2000, in connection with the development of the Company's new computer system. The Company wrote off approximately $1.1 million and $157,000 of equipment during the years ended June 30, 1999 and 2000 in connection with its year end physical equipment inventory.

      Assets under capital leases at both June 30, 1999 and 2000 totaled $5,449,180 and $5,219,257 and related accumulated amortization totaled $4,564,551 and $5,189,138, respectively. Amortization expense for each of the three years ended June 30, 1998, 1999 and 2000 related to assets under capital leases amounted to $1,602,121, $1,543,144 and $805,028, respectively.

      In March 1998, the Company purchased an office building in Trenton, New Jersey for approximately $618,000 and made significant improvements for use as a charter school. In December 1998, the Company sold the building to a real estate investment trust, and simultaneously entered into an 18 year operating lease for the building with future annual minimum rentals approximating $950,000. Subsequent to the sale and leaseback, the Company is expected to continue its operating lease with the charter school (the "Sublease") on a month-to-month basis (see Note 7). The Company received approximately $6,000,000 in cash and realized a gain of approximately $28,000 on the sale of the building, which is included in the loss on disposal of property and equipment in the statement of operations for the year ended June 30, 1999. During the year ended June 30, 2000, the Company disposed of leasehold improvements totaling approximately $2,058,000 for a gain of approximately $7,000.

      In June 1998, the Company exercised an option to purchase a charter school building in Detroit, Michigan for $2,500,000 which the Company had been leasing under a capitalized lease. In September 1998, the Company, which provides services at the site, sold the building to the charter school for

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


approximately $6,300,000 and incurred a loss of approximately $79,000, which is included in the loss on disposal of property and equipment in the statement of operations for the year ended June 30, 1999. The Company received approximately $4,400,000 in cash and a non-interest bearing subordinated note approximating $1,900,000 before discount, which is due on June 30, 2002 (see Note 3(a)).

ACQUISITION OF UNDEVELOPED PROPERTY

      In partnership with the Museum of African Art, the Company plans to acquire and develop certain New York City property for a mixed-use project consisting of Edison Corporate Headquarters, a charter school, and the museum. To that end, the Company has entered into a contract to purchase from Castle Senior Living LLC ("Castle") a lot located in the Harlem section of the borough of Manhattan in New York City, for a purchase price of $10.0 million (the "Purchase Agreement"). Additionally, the Company is negotiating with the Museum of African Art concerning these matters and has entered into a letter of intent setting forth the proposed business terms of the project and a development schedule (the "Letter of Intent").

      Under the terms of the Purchase Agreement, which was executed January 11, 2000, the Company paid $1.5 million to Castle upon execution and delivery of the Purchase Agreement, $500,000 thirty days after the execution date and $1.0 million on June 29, 2000. The closing date is currently scheduled for January 11, 2001, at which time the balance of the purchase price must be paid. If the Company is unable to obtain the necessary zoning approvals prior to December 28, 2000, it will have the option of extending the closing date until April 11, 2001, if it pays Castle an additional $500,000.

      The Letter of Intent is non-binding, and the terms set forth therein are subject to negotiation, execution and delivery of definitive agreements. The Company anticipates, however, that it will incur costs in carrying out its obligations under the Letter of Intent, including but not limited to legal fees, consultants' fees, and filing and application fees. As of June 30, 2000, other assets includes $3 million for payments made in accordance with the terms of the agreement.

5.          ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                                                                         JUNE 30,
                                                                                          ----------------------------------------
                                                                                                1999                    2000
                                                                                          ---------------         ----------------
           Accrued payroll and benefits..........................................         $      7,349,776        $     13,881,701
           Accrued taxes other than income.......................................                1,436,092               1,656,501
           Accrued other.........................................................                1,013,853                 672,709
                                                                                          ----------------        ----------------
                 Total accrued expenses..........................................         $      9,799,721        $     16,210,911
                                                                                          ================        ================

6.         LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                                         JUNE 30,
                                                                                          ---------------------------------------
                                                                                                1999                   2000
                                                                                          -----------------      ----------------
           Notes payable(a)......................................................         $     13,934,160       $     19,044,476
           Financing Agreement(b)................................................                       --             10,580,944
           Capital leases (Note 7)...............................................                  990,453                 43,762
                                                                                          ----------------       ----------------
                                                                                                14,924,613             29,669,182
           Current portion.......................................................               (6,660,789)           (11,838,495)
                                                                                          ----------------       ----------------
                 Total long-term debt............................................         $      8,263,824       $     17,830,687
                                                                                          ================       ================

(a) Notes payable at June 30, 1999 and 2000 consist of notes with five financing companies

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


      collateralized by computer equipment, furniture and other assets of the Company. All notes are similarly structured and generally provide for equal monthly installments, including interest and principal, over a term of 36 to 48 months. Monthly payments to each noteholder range from approximately $13,000 to $456,000. Certain notes also provide for a final installment of up to 17.5% of the original principal amount. Interest rates are fixed and range from 14.1% to 20.4% per annum.

(b) In June 2000, the Company entered into a 36 month financing agreement with the IBM Credit Corporation for the purchase of software. Such software will be used to support the technology used in the Company's schools throughout the United States. The finance agreement totals approximately $10.7 million and has an effective rate of 15.95%.

      In June 2000, the Company received a financing commitment for a 36 month lease with Cisco Systems Credit Corporation. This lease will be used to finance and be collateralized by certain equipment to be placed in schools. The lease commitment is up to $2.4 million and has an effective rate of 11.0%. No amounts were outstanding under this commitment at June 30, 2000.

      In connection with amounts currently outstanding under the notes payable and capital lease agreements (see Note 7), as of June 30, 1999 and 2000, the Company had outstanding stock purchase warrants to lenders that provide for the purchase of up to 625,881 and 15,000 shares of common stock at purchase prices ranging from $2.00 to $8.00 and $12.30 per share, respectively. The stock purchase warrants are exercisable 100% at the date of grant. The stock purchase warrant outstanding expires in fiscal 2005. At the time of issuance, the value of the warrants was not deemed significant pursuant to a calculation using the Black Scholes option pricing model. Accordingly, no value was assigned to the warrants.

      In October 1999, in connection with an equipment financing, the Company issued to an equipment financing firm a warrant to purchase up to 15,000 shares of common stock at an exercise price of $12.30 per share. The warrant vested upon issuance and expires five years from date of issuance. Upon the closing of the Company's initial public offering in November 1999, the warrant automatically adjusted to become a warrant to purchase 13,500 shares of Class A Common Stock and 1,500 shares of Class B Common Stock at an exercise price of $12.30 per share.

      During the fiscal year ended June 30, 2000, pursuant to the exercise of finance-related warrants to purchase 625,881 shares at prices ranging from $2.00 to $8.00 per share, a total of 497,528 shares of Class A Common Stock were issued in non-cash transactions.

      The Company is subject to certain reporting debt covenants under several of its debt agreements.

      Aggregate maturities of notes payable are as follows:

             For the fiscal year ending June 30,
             2001                                                        $    11,794,727
             2002                                                             10,466,795
             2003                                                              7,363,898
                                                                         ---------------
                   Total.........................................        $    29,625,420
                                                                         ===============

       In November 1999, the Company obtained a line of credit from Imperial Bank (the "LOC") which provides for borrowings of up to $10.0 million. The LOC is for three years and may be used for seasonal working capital needs and other general corporate purposes. The interest rate on the LOC is LIBOR plus 4% and it is collateralized by the general assets of the Company and is subject to financial covenants and restrictions, including minimum liquidity requirements and prohibition on the payment of dividends. The Company incurs a cost for unused balances on the LOC equal to five basis points per annum. As of June 30, 2000, no amounts had been borrowed under the LOC. The Company expects, to terminate the line of credit in the second quarter of fiscal 2001.

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


7.         LEASES

      The Company has entered into several lease agreements for school site computers and equipment. The agreements, which are accounted for as capital leases, provide that the Company will lease equipment for terms of 36 or 42 months with interest rates of 9.5% to 15.95%. Also, the Company has entered into various non-cancelable operating leases for office space and currently leases school sites. These leases expire at various dates through the year 2020.
      At June 30, 2000, the present value of the minimum lease payments under the capital leases and rental commitments under operating leases with terms in excess of one year are as follows:

                                                                                            CAPITAL              OPERATING
                                                                                            LEASES                 LEASES
                                                                                       ---------------         -----------------
      For the fiscal year ending June 30,
      2001.......................................................................      $        44,270                 4,808,622
      2002.......................................................................                   --                 5,004,126
      2003.......................................................................                   --                 5,160,581
      2004.......................................................................                   --                 5,085,001
      2005.......................................................................                   --                 4,907,789
      Thereafter.................................................................                   --                32,819,458
                                                                                       ---------------         -----------------
      Total commitments..........................................................               44,270         $      57,785,577
                                                                                                               =================
      Less amount representing interest..........................................                 (508)
                                                                                       ---------------
      Present value of minimum lease payments....................................               43,762
      Less current installments of capital lease obligation......................              (43,762)
                                                                                       ---------------
      Capital lease obligations, excluding current installments..................      $             0
                                                                                       ===============

      Total rental expense for each of the three years ended June 30, 1998, 1999 and 2000 related to operating leases amounted to approximately $1,876,000, $3,388,000, and $4,495,000 respectively.

      The Company has a sublease with a charter school on a month-to-month basis in the amount of $28,000 per month (see Note 4). The rental income has been recorded as a reduction to rental expense included in administration, curriculum and development expense.

8.         RELATED PARTY TRANSACTIONS

STOCKHOLDER NOTES RECEIVABLE

      The stockholder notes receivable consists of two recourse notes from the Chairman of the Company, which arose in connection with his employment agreements. The note agreements, as amended October 15, 1999, bear interest at prime rate per annum as defined by Chase Manhattan Bank and do not require periodic interest or principal payments until maturity. The stockholder receivable is collateralized by the assignment of the proceeds of a life insurance policy and in the event of termination can be offset against the severance pay obligation of the Company. The receivable is due on the earlier of February 15, 2002, the date on which employment of the Chairman is terminated by the Company or upon the death of the Chairman.

      In November 1999 and April 2000, the Company loaned $6,620,700 and $1,248,500, respectively to its President and Chief Executive Officer. The loans bear interest at the greater of the prime rate or the Company's actual borrowing rate, in effect from time to time, with payment of the principal amount of $6,620,700 and accrued interest on the November 1999 loan due in full in November 2004 and payment of the principal amount of $1,248,500 and accrued interest on the April 2000 loan due in full in April 2005.

      The proceeds from the loans were used to purchase an aggregate of 652,500 shares of Class A Common Stock and 72,500 shares of Class B Common Stock for $3.00 per share through the exercise of existing stock options, and to pay income tax obligations resulting from the exercise of such options. The

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


portion of the loan attributable to the purchase of shares, amounting to $2,175,000, has been recorded on the balance sheet at June 30, 2000 as a reduction of stockholders' equity.

STOCKHOLDERS' NOTES PAYABLE

      The Series A Common and Series A-C Preferred stockholders were issued promissory notes dated December 18, 1997 for $4,407,903 and January 1, 1998 for $592,097 (see Note 9). In addition, as part of the Series D Preferred private placement (see Note 9), the Company issued to stockholders, promissory notes dated December 30, 1997 for $611,025, January 28, 1998 for $61,130, August 24,
1998 for $487,844 and December 14, 1998 for $450,595. The principal for each of the notes is payable on the tenth anniversary of the dates of issuance. Each note bears interest at 7% per annum, of which 50% is payable at maturity and the balance payable each April 1, starting in fiscal 1999 and thereafter.

PAYMENT ON BEHALF OF AN OFFICER

      In May 2000, the Company agreed to make payments totaling $200,000 to an unrelated corporation controlled by an officer of the Company, as compensation for expenses incurred by the unrelated corporation, as an inducement to the unrelated corporation not to compete with the Company for five years and to release the officer and two associates from obligations due to the corporation. A payment of $100,000 was made in May 2000 and the remaining $100,000 was paid in August 2000.

INVESTMENT IN UNCONSOLIDATED ENTITY

In July 1999, the Company entered into a preferred stock purchase agreement with a corporation providing for the purchase of up to 2,000,000 shares of the corporation's preferred stock, par value $0.001 per share, for a purchase price of $5.00 per share. The Company purchased 1,000,000 shares in July 1999 for a total investment of $5,000,000, which represents approximately 16.5% ownership in the corporation. Under the agreement, if the corporation sells additional shares of its preferred stock prior to the second anniversary of the investment, the Company will be required to purchase up to $5,000,000 of additional shares of preferred stock. In December 1999, an additional $5,000,000 was invested in the corporation, increasing the Company's ownership to 19.7%. Due to the nature of the Company's relationship with the corporation, the investment was accounted for under the equity method. As of June 30, 2000, the Company modified its relationship with the corporation such that the Company no longer had significant influence and therefore the investment will be accounted for prospectively under the cost method. As of June 30, 2000, the Company's initial investment of $10 million is now shown net of equity in losses of the unconsolidated entity of $1,975,257.

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


9.         COMMON AND PREFERRED STOCK

PREFERRED STOCK

      Preferred stock consisted of the following:

                                                                                           JUNE 30, 1999
                                                                                -----------------------------------
                                                       AUTHORIZED       PAR         OUTSTANDING
DESCRIPTION                                              SHARES        VALUE          SHARES            AMOUNT
-----------                                          -------------   ---------  ----------------  -----------------
Series A Convertible Preferred stock
   ("Series A Preferred").......................        31,000,000    $ .01          15,147,218    $      151,472
Series B Convertible Exchangeable
   Preferred stock ("Series B Preferred").......         1,010,101    $ .01             505,050             5,051
Series C Convertible Exchangeable
   Preferred stock ("Series C Preferred").......         6,258,608    $ .01           3,129,304            31,293
Series D Convertible Preferred stock
   ("Series D Preferred").......................        25,077,843    $ .01           7,050,863         1,374,666
Non-Voting Series E Convertible
   Preferred ("Non-Voting Series E
   Preferred")..................................         6,759,420    $ .01                  --                --
Series F Convertible Preferred stock
   ("Series F Preferred").......................         4,757,476    $ .01           1,978,738            19,787
Non-Voting Series G Convertible
   Preferred stock ("Non-Voting
   Series G Preferred").........................         3,067,606    $ .01             400,000             4,000
Preferred Stock.................................                --    $ .01                  --                --
                                                                                 --------------    --------------
    Total preferred stock.......................                                     28,211,173    $    1,586,269
                                                                                 ==============    ==============

                                                              JUNE 30, 2000
                                                     ------------------------------
                                                        OUTSTANDING
DESCRIPTION                                                SHARES         AMOUNT
-----------                                          ----------------  ------------
Series A Convertible Preferred stock
   ("Series A Preferred").......................               --             --
Series B Convertible Exchangeable
   Preferred stock ("Series B Preferred").......               --             --
Series C Convertible Exchangeable
   Preferred stock ("Series C Preferred").......               --             --
Series D Convertible Preferred stock
   ("Series D Preferred").......................               --             --
Non-Voting Series E Convertible
   Preferred ("Non-Voting Series E
   Preferred")..................................               --             --
Series F Convertible Preferred stock
   ("Series F Preferred").......................               --             --
Non-Voting Series G Convertible
   Preferred stock ("Non-Voting
   Series G Preferred").........................               --             --
Preferred Stock.................................               --             --
                                                     ------------      ---------
    Total preferred stock.......................               --             --
                                                     ============      =========

COMMON STOCK

      Common stock consisted of the following:

                                                                                           JUNE 30, 1999
                                                                                ---------------------------------
                                                     AUTHORIZED        PAR         OUTSTANDING
DESCRIPTION                                            SHARES         VALUE          SHARES           AMOUNT
-----------                                       ----------------   ------     ----------------  ---------------
Series A Common Stock
  ("Series A Common")..........................       97,466,145      $ .01           3,107,350     $      31,074
Series B Common Stock
  ("Series B Common")..........................                1      $ .01                   1                --
Series C Common Stock
  ("Series C Common")..........................                1      $ .01                   1                --
Series D Common Stock
  ("Series D Common")..........................                1      $ .01                   1                --
Series E Common Stock
  ("Series E Common")..........................                1      $ .01                   1                --
Series F Common Stock
  ("Series F Common")..........................                1      $ .01                   1                --
Series G Common Stock
  ("Series G Common")..........................                1      $ .01                   1                --
Series H Common Stock
  ("Series H Common")..........................                1      $ .01                  --                --
Class A Common Stock...........................      150,000,000      $ .01                  --                --
Class B Common Stock...........................        5,000,000      $ .01                  --                --
Non-Voting Common Stock........................        9,827,026      $ .01                  --                --
                                                                                  -------------     -------------
     Total common stock........................                                       3,107,356     $      31,074
                                                                                  =============     =============

                                                            JUNE 30, 2000
                                                 ---------------------------------
                                                    OUTSTANDING
DESCRIPTION                                           SHARES            AMOUNT
-----------                                      ---------------   ---------------
Series A Common Stock
  ("Series A Common").........................                --                --
Series B Common Stock
  ("Series B Common").........................                --                --
Series C Common Stock
  ("Series C Common").........................                --                --
Series D Common Stock
  ("Series D Common").........................                --                --
Series E Common Stock
  ("Series E Common").........................                --                --
Series F Common Stock
  ("Series F Common").........................                --                --
Series G Common Stock
  ("Series G Common").........................                --                --
Series H Common Stock
  ("Series H Common").........................                --                --
Class A Common Stock..........................        39,558,746           395,588
Class B Common Stock..........................         3,448,004            34,480
Non-Voting Common Stock.......................                --                --
                                                 ---------------   ---------------
     Total common stock.......................        43,006,750   $       430,068
                                                 ===============   ===============

Series B Common through Series H Common were known as "Special Common".

      All holders of common stock are entitled to share ratably in any dividends declared by the board of directors.

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


      Holders of Special Common held rights not afforded to other holders of Common Stock, such as certain rights to elect members of the Company's Board of Directors and to participate in certain votes regarding the By-Laws. Shares of Special Common were non-transferable except to the Company and as expressly set forth in the Company's Shareholders' Agreement. Holders of Preferred Stock and Series A Common had certain preemptive rights to purchase in any sale of additional equity by the Company and on the same terms such additional shares as were necessary to maintain such holder's relative percentage ownership.

      On July 2, 1999, the Company filed an amended Certificate of Incorporation with the State of Delaware which changed its capital structure. The authorized capital stock subsequent to the amendment consisted of 114,893,179 shares of Common Stock, par value $0.01 per share, and 85,531,054 shares of Preferred Stock, par value $0.01 per share, representing an additional authorization of 7,600,001 shares of Common Stock and an additional 7,600,000 shares of Preferred Stock. Of the total increase in Common Stock, 7,000,000 shares were designated as Series A Common, one share was designated as Series I Common Stock, and an additional 600,000 shares were designated as Non-Voting Common Stock. Of the total increase in Preferred Stock, 7,000,000 shares were designated as Series F Preferred and 600,000 shares were designated as Non-Voting Series G Preferred. The Series F Preferred and the Non-Voting Series G Preferred ranked prior to the Series A, B and C Preferred and the Common Stock. (See Notes 8 and 13).

      In July 1999, the Company completed two private placement financing transactions for total proceeds of $41,741,518 in exchange for 3,393,619 shares of Series F Convertible Preferred and one share of Series I Common.

      On July 29, 1999, the Company filed an amended and restated certificate of incorporation which changed the Company's capital structure. The authorized capital stock subsequent to the amended and restated certificate of incorporation consisted of 104,466,145 shares of Series A Common Stock, one share of Series B Common Stock, one share of Series C Common Stock, one share of Series D Common Stock, one share of Series E Common Stock, one share of Series F Common Stock, one share of Series G Common Stock, one share of Series H Common Stock, one Share of Series I Common Stock, 10,427,026 shares of Non-Voting Common Stock, 150,000,000 shares of Class A Common Stock, 5,000,000 shares of Class B Common Stock, 31,000,000 shares of Series A Convertible Preferred Stock, 1,010,101 shares of Series B Convertible Exchangeable Preferred Stock, 6,258,608 shares of Series C Convertible Exchangeable Preferred Stock, 25,077,843 shares of Series D Convertible Preferred Stock, 11,757,476 shares of Series F Convertible Preferred Stock, 3,667,606 shares of Non-Voting Series G Convertible Preferred Stock, and 5,000,000 shares of undesignated Preferred Stock.

      On November 17, 1999, the Company completed an initial public offering ("IPO") in which the Company sold 6,800,000 shares of its Class A Common Stock for net proceeds to the Company of approximately $109.3 million. Upon the closing of the IPO, each share of the prior classes of preferred and common stock was automatically converted into 0.45 shares of Class A Common Stock and
0.05 shares of Class B Common Stock, which had the same effect as a one-for-two reverse stock split. Accordingly, all share and per share information included in the financial statements prior to the IPO has been retroactively adjusted to reflect a one-for-two reverse stock split.

      In general, holders of Class A Common Stock have the same rights as the holders of Class B Common Stock, except that:

      - holders of Class A Common stock have one vote per share and holders of Class B Common Stock have ten votes per share; and

      - beginning with the annual meeting of stockholders in the fall of 2000, holders of Class B Common Stock will be entitled, as a separate class, to elect four of the 11 members of our Board of Directors

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


            and the holders of Class A Common Stock will be entitled, as a separate class, to elect the remaining seven directors.

      The holders of Class A Common Stock and Class B Common Stock have cumulative voting rights in the election of their respective directors. On other matters presented to the stockholders for their vote or approval, the holders of Class A Common Stock and Class B Common Stock will vote together as a single class, except as to matters affecting the rights of the two classes of common stock or as may be required by Delaware law. Class B Common Stock may be converted into Class A Common Stock at any time on a one-for-one basis. Each share of Class B Common Stock will automatically convert into one share of Class A Common Stock upon its transfer in most circumstances or upon the occurrence of other specified events.

      In connection with the closing of the IPO, the Company filed an amended and restated certificate of incorporation which changed the Company's capital structure. The authorized capital stock, due to the change in capital structure, consisted of 150,000,000 shares of Class A Common Stock, 5,000,000 shares of Class B Common Stock, and 5,000,000 shares of Preferred Stock.

      In March 1995, the Company granted to an investment bank an option to purchase 100,000 shares of common stock, exercisable at $0.50 per share, for services rendered in raising equity financing. This option was exercised and 100,000 shares of Class A Common Stock were issued during fiscal 2000.

      In addition, WSI, a stockholder, holds two options to purchase shares of the Company's common stock. Under the first option, WSI has the right to purchase up to 382,500 shares of Class A Common Stock and 42,500 shares of Class B Common Stock at $20 per share. Under the second option, WSI has the right to purchase up to 450,000 shares of Class A Common Stock and 50,000 shares of Class B Common Stock at $40 per share. The options expire in years 2003 through 2005. At the time of the grant in March 1995, the options were accounted for pursuant to the provision of APB No. 25 and, accordingly, the Company recorded no compensation expense.

      The Series D Preferred was sold to accredited investors for a unit price of $7.96. A unit included a share of Series D Preferred, three options for fractional shares of common stock, and a note payable for 22.8 cents per share. Of the three options included in the unit, the first option entitles the holder to .0086359 share of Class A Common Stock and .0009595 share of Class B Common Stock at an exercise price of $20.00 per share. The option expires between years 2003 and 2005. The second option entitles the holder to .0086359 share of Class A Common Stock and .0009595 share of Class B Common Stock at an exercise price of $3.00 per share. The option became vested upon the completion of the Company's IPO and expires 10 years after vesting. The third option entitles the holder to .0129537 share of Class A Common Stock and .0014393 share of Class B Common Stock at an exercise price of $16.00 per share. However, this option only vests if the Company is a public company and its closing price has been $32.00 per share for more than 90 consecutive days. This option expires 10 years after vesting. As of June 30, 2000, stock options issued and outstanding in conjunction with the Series D preferred private placement entitled the holders to purchase 426,212 shares of Class A Common Stock and 47,357 shares of Class B Common Stock.

      In June 1998, the Company in exchange for $2,500,000, issued a warrant to a philanthropic foundation which currently represents the right to purchase 1,698,750 shares of Class A Common Stock and 188,750 shares of Class B Common Stock at a price of $7.96 per share. The warrant expires on June 1, 2005. Certain provision of the warrant agreement require such funds to be applied towards the pre-opening expenses and start-up investments with respect to certain schools that the Company operates.

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


10.        STOCK OPTIONS

      A summary of the Company's employee stock option activity is as follows:

                                                                              WEIGHTED            STOCK            WEIGHTED
                                                                             AVERAGE OF          OPTIONS          AVERAGE OF
                                                          SHARES           EXERCISE PRICES     EXERCISABLE      EXERCISE PRICES
                                                     ---------------       ---------------     -----------      ---------------

    Under option at June 30, 1997..............            2,060,865        $    2.60              638,213        $   2.50
    Options granted in fiscal 1998.............            4,783,110        $   28.28
    Options cancelled in fiscal 1998...........              (10,477)       $    2.50
                                                     ---------------
    Under option at June 30, 1998..............            6,833,498        $   20.52            1,253,459        $   2.56
    Options granted in fiscal 1999.............            1,236,109        $   16.16              171,663        $  17.08
    Options cancelled in fiscal 1999...........             (151,583)       $    3.56
                                                     ---------------
    Under option at June 30, 1999..............            7,918,024        $   20.44            2,608,990        $   4.02
    Options granted in fiscal 2000.............            2,178,169        $   17.05              314,081        $  13.49
    Options exercised in fiscal 2000...........             (920,014)       $    3.30
    Options cancelled in fiscal 2000...........             (189,380)       $    8.60
                                                     ---------------
    Under option at June 30, 2000..............            8,986,799        $   21.52            3,460,134        $   8.58
                                                     ===============

      The board of directors approved on October 20, 1998 and amended on June 30, 1999, the 1998 Site Option Plan (the "Site Plan"). A maximum of 750,000 shares of common stock can be awarded under the Site Plan. The options under this plan cover all persons who are employed at the Company's schools. The options granted are intended to be either incentive stock options under section 422 of the Internal Revenue Code of 1986 or non-qualified options. The vesting of the options is determined by the board of the directors, however, these become exercisable on the earlier of an IPO or February 16, 2006. The options expire ten years after the date of grant. As of June 30, 2000, the Company has granted options for 497,834 shares.

      The board of directors on June 30, 1999 approved the adoption of the 1999 Stock Option Plan (the "1999 Plan"). A maximum of 500,000 shares of common stock can be awarded under the 1999 Plan. The options granted generally cover all employees except senior executives and are intended to be either incentive stock options under Section 422 of the Internal Revenue Code of 1986 or non-qualified options. Options granted will have an exercise price equal to the fair market value of the common stock at the grant date. The board determines the vesting of the options for each employee; however these became exercisable upon the IPO. The options expire ten years after the date of grant. As of June 30, 2000, the Company has granted options for 489,986 shares.

      The board of directors on June 30, 1999 approved the adoption of the 1999 Key Stock Incentive Plan (the "Key Plan"). A maximum of 500,000 shares of common stock can be awarded under the Key Plan. The options granted cover a variety of stock-based awards to senior executives, officers and directors and are intended to be either incentive stock options under section 422 of the Internal Revenue Code of 1986 or non-qualified options. Options granted will have an exercise price equal to the fair market value of the common stock at the grant date. Each option is exercisable as determined by the board of directors; such terms are included in each option agreement. As of June 30, 2000, the Company has granted options for 490,000 shares.

      In October 1999, the board of directors approved the adoption of the 1999 Stock Incentive Plan (the "Incentive Plan") for employees and authorized the compensation committee of the board of directors to administer the Incentive Plan under which options for a maximum of 2,500,000 shares of Class A Common Stock can be issued. To the extent that all or part of a stock based award issued under the Incentive Plan is cancelled, the related shares are available for future award grants. As of June 30, 2000 the Company has granted options for 1,399,689 shares.

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


      During fiscal 2000, the Company granted 45,000 options to certain non-employees which vest over a three year period. The Company recorded approximately $62,000 of expense related to the issuance of these options.

      On June 30, 1999, the Company granted options for 17,500 shares of Series A Common under the Key Stock Incentive Plan to certain non-employees. An option for 10,000 shares of Series A Common is exercisable at $8.00 per share and vested 20% upon grant with the balance vesting ratably over the next four years. An option for 7,500 shares of Series A Common is exercisable at $12.30 per share and vests ratably over the next five years. As of June 30, 1999, the right to acquire 2,000 shares was vested. Management believes that the value of the options issued is de minimus as calculated using the Black-Scholes option pricing model with the following assumptions: zero dividend yield; 30% volatility, and a weighted average risk-free interest rate at 5.4% and expected life of 10 years.

      The following table summarizes information about stock options outstanding at June 30, 2000:

                                                 OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                            -------------------------------------------------------------     ----------------------------------
                                                       WEIGHTED
                                                        AVERAGE              WEIGHTED                                 WEIGHTED
                                                       REMAINING            AVERAGE OF                               AVERAGE OF
       RANGE OF                   SHARES              CONTRACTED             EXERCISE               SHARES            EXERCISE
    EXERCISE PRICES             OUTSTANDING              LIFE                 PRICES              EXERCISABLE          PRICES
---------------------       ---------------       -----------------     -----------------     -----------------     ------------
 $2.50...................          1,497,476             4.47               $   2.50                 1,417,682        $    2.50
 $3.00 - $8.00...........            828,678             7.52               $   5.27                   554,538        $    4.56
 $12.30..................          1,494,134             9.06               $  12.30                   469,584        $   12.30
 $14.25 - $16.00.........            811,000             7.62               $  15.87                   753,791        $   15.99
 $20.00 - $21.31.........          1,205,511             9.74               $  20.84                    42,206        $   20.96
 $22.00..................            500,000             9.00               $  22.00                   222,333        $   22.00
 $32.00..................          1,250,000             7.46               $  32.00                         0        $   32.00
 $56.00..................          1,400,000             7.46               $  56.00                         0        $   56.00
                               -------------                                                     -------------
                                   8,986,799                                                         3,460,134
                               =============                                                     =============

      During the twelve months ending June 30, 2000, the Company issued options for approximately 2,178,169 shares at prices ranging from $12.30 to $21.31 per share to employees and non-employees.

      The Company, during the fourth quarter of fiscal 1999, made amendments to existing options which resulted in a new measurement date. As a result, stock-based compensation expense was recorded representing the difference between the exercise price of the options and the deemed fair market value of the underlying stock at that time. In this regard, the Company recognized an expense of approximately $22.4 million during 1999 and approximately $3.9 million during fiscal 2000 in connection with stock options subject to variable accounting.

      Had compensation cost for the Company's stock option issuances been determined based on the fair value at the grant date for awards in each of the three years ended June 30, 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share attributable to common stockholders would have been adjusted to the pro forma amounts indicated below:

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000



                                                                                       YEAR ENDED JUNE 30,
                                                                --------------------------------------------------------------
                                                                       1998                   1999                 2000
                                                                -------------------    --------------------  -----------------
   Net loss attributable to common stockholders -- as
      reported................................................  $     (26,482,749)     $  (50,459,253)       $  (36,589,614)
   Net loss attributable to common stockholders -- pro
      forma...................................................  $     (26,223,668)     $  (28,334,780)       $  (38,612,431)
   Basic and diluted net loss attributable to common
      stockholders per share -- as reported...................  $           (8.52)     $       (16.24)       $        (1.32)
   Basic net loss attributable to common stockholders
      per share -- pro forma..................................  $           (8.44)     $        (9.12)       $        (1.39)

      The fair value of each option grant is estimated on the date of the grant using the "Black-Scholes Option-pricing Model" with the following weighted average assumptions used for grants for each of the years ended June 30, 1998, 1999 and 2000: zero dividend yield; no volatility; a weighted average risk-free interest rate of 5.69%, 5.40% and 6.18% respectively; and expected lives of 3.0,
6.7 and 8.86 years, respectively.

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000



      The following table summarizes the weighted-average grant-date fair values of options granted during fiscal 2000:

                                                                     EXERCISE PRICE        EXERCISE PRICE       EXERCISE PRICE
                                                                      EQUALED FAIR         EXCEEDED FAIR        LESS THAN FAIR
                                                                   VALUE AT ISSUANCE     VALUE AT ISSUANCE     VALUE AT ISSUANCE
                                                                   -----------------     -----------------     -----------------
    Weighted average exercise price of options granted
    during the year......................................             $  17.13                    NA               $13.13
    Weighted average fair value of options granted during
    the year.............................................             $  17.13                    NA               $19.79

11.         INCOME TAXES

      There is no provision for federal or state and local income taxes pro forma or otherwise for the years ended June 30, 1998, 1999 and 2000, since the Company has incurred net losses. Due to the uncertainty of the Company's ability to realize the tax benefit of such losses, a valuation allowance has been established to equal the total net deferred tax assets.

      The components of deferred tax assets and liabilities consist of the following:

                                                                                                   JUNE 30,
                                                                                -------------------------------------------
                                                                                        1999                   2000
                                                                                --------------------    -------------------
           Deferred tax assets:
              Net operating loss carryforward............................       $       30,277,000      $        44,030,400
              Accrued liabilities........................................                1,874,000                2,425,004
              Stock options..............................................                8,501,000                9,880,538
              Amortization...............................................                2,282,000                  951,596
              Organizational costs.......................................                   13,000                    7,315
                                                                                ------------------      -------------------
                 Total deferred tax assets...............................               42,947,000               57,294,853
                                                                                ------------------      -------------------
           Deferred tax liabilities:
              Fixed assets...............................................                  857,000                  634,772
                                                                                ------------------      -------------------
                 Total deferred tax liabilities..........................                  857,000                  634,772
                                                                                ------------------      -------------------
           Net benefit for income taxes..................................               42,090,000               56,660,081
           Valuation allowance...........................................              (42,090,000)             (56,660,081)
                                                                                ------------------      -------------------
                 Net deferred tax asset..................................       $               --      $                --
                                                                                ==================      ===================

      At June 30, 2000, the Company had approximately $115.9 million of net operating loss carryforwards available to reduce its future taxable income. Under current Federal income tax law, approximately $45 million of such carryforwards will expire in 2013 and approximately $70.9 million will expire in 2019.

12.         EMPLOYEE BENEFIT PLANS

      The Company has established a 401(k) and a 403(b) Plan for substantially all full-time employees and teachers. The Company matches each participant's contribution up to 50% of the first $1,000. Participants become fully vested in the match after one year. Contributions to the 401(k) and a 403(b) Plan made by the Company for each of the three years ended June 30, 1998, 1999 and 2000 amounted to $28,936, $62,876, and $186,316 respectively.

13.         COMMITMENTS AND CONTINGENCIES

LONG TERM LEASE OBLIGATIONS

      The Company has entered into operating leases for two charter school facilities with lease terms in excess of the initial term of the management agreement for the schools operating in those facilities.

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000


      One of the facilities, currently housing two schools, has been leased for an 18 year term expiring in June 2017. The initial term of the management agreement to operate in this facility expires in June 2002. The annual lease payments begin at $640,500 per year and increase by approximately 2% per year resulting in a final year's annual rent of $905,823.

      The second facility, currently housing two schools, has been leased for a 15 year term expiring in September 2013. The initial term of the management agreement to operate in this facility expires in June 2001. The annual lease payment is $769,000 through fiscal 2008 and increases to $932,400 for fiscal 2009 through fiscal 2013.

      The Company's lease obligations noted above both exceed the length of the initial management agreement. In the event that the management agreements are not renewed, the Company would be obligated to continue paying rent on the facilities.

FUNDRAISING AGREEMENT

      Effective June 23, 2000, the Company entered into an agreement (the "Fundraising Agreement") with Alliance Community Schools ("ACS"), an entity that holds charters for the two schools managed by the Company in Ohio, pursuant to which the Company agreed to work together with ACS to raise $4.0 million in capital donations on behalf of ACS. Under the Fundraising Agreement, the Company is required to transfer its interest in Alliance-Edison, $3.5 million included in other assets at June 30, 2000, to ACS for $1 if (i) ACS raises $2.0 million by June 30, 2002 and (ii) if (a) the Company fails either to raise or contribute $405,000 from sources outside of the Dayton, Ohio area by March 1, 2001, or (b) the Company fails to raise or contribute a total of $2.0 million by June 30, 2002.

LITIGATION

      The Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's financial position or results of operations.

EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with certain of its executives. Such agreements may be terminated by either the executive or the Company at any time and provide, among other things, certain termination benefits. As of June 30, 2000, the aggregate termination benefits of the executives and certain other employees approximated $5.5 million.

SETTLEMENT AGREEMENTS

      In connection with the development of certain parts of the core curriculum, agreements were entered into with former employees to compensate them for services rendered. Two former employees who provided such services had bonus agreements while employed with the Company which amounted to $888,900 and were contingent upon the occurrence of a qualified equity transaction. Such a transaction occurred in December 1997, causing the obligation to be payable in three equal annual installments beginning twelve months after the equity transaction. In addition, the Company entered into settlement agreements with three other former employees who, while employed, rendered such services for an aggregated obligation of $1,825,000. Upon execution of the settlement agreements dated January 30, 1998, $825,000 was paid immediately, while the balance of $1,000,000 is payable in two equal annual installments of principal plus interest on the first and second anniversary date of the agreements. Interest is computed at the rate of 6% per annum. In addition, the attorney who rendered legal services in connection with the settlement agreements was paid $10,000. The aforementioned expenses are included in design team compensation for the year ended June 30, 1998.

                               EDISON SCHOOLS INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000

GUARANTEES

      The Company has guaranteed certain debt obligations of charter school boards with which it has management agreements. As of June 30, 2000, the Company had provided guarantees totaling approximately $6.7 million. The debt obligations mature from August 2001 to June 2003.

      As of June 30, 2000, the debt obligations of the charter school boards are current. Under the guarantor agreements, the Company is also required to maintain minimum cash balances that may increase under certain circumstances, as well as to satisfy certain financial reporting covenants.

      For fiscal 1998, 1999 and 2000, all covenants as guarantor have been met except that the Company received waivers for June 30, 1998 and 1999, respectively, from one financial institution as of June 30, 1998 and 1999 due to non-compliance with a covenant that requires maintenance of certain minimum cash balances aggregating to $1.5 million at fiscal year end. These instances of non-compliance were cured on July 1, 1998 and July 5, 1999, respectively.

      In July 2000 the Company guaranteed debt obligations of $1.6 million for a charter school board with which it has a management agreement.

14.         CONCENTRATION OF CREDIT RISK

      Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents, notes receivable and advances to charter schools, and trade receivables. The Company manages its credit risk by maintaining cash and cash equivalents with financial institutions that it believes are financially sound and through the contractual arrangements that it has entered into with each district and charter school.

      Trade receivables are primarily short-term receivables from various district and charter schools. Credit risk is affected by changing conditions within the economy of individual states and school districts in which the Company operates. The Company establishes an allowance for doubtful accounts, if necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other information.

      Notes receivable from charter schools are both short-term and long-term. Credit risk associated with those amounts is affected not only by the economy of individual states and school districts in which the charter school operates, but on the continued existence of charter school laws. The Company establishes an allowance of uncollectible amounts, if appropriate, based upon factors surrounding the credit risk of the specific charter schools, historical trends and other information.

15.         QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized unaudited quarterly data for the years ended June 30, 2000 and 1999 are as follows (dollars in thousands, except for per share amounts):

                                                                                                  QUARTER
                                                                     --------------------------------------------------------------
 2000                                                                    FIRST           SECOND            THIRD          FOURTH
                                                                     -------------    -------------    -------------   ------------
Revenues from educational services............................       $     41,151     $     61,596     $     61,531    $     60,300
Loss from operations..........................................            (15,472)          (6,208)          (6,571)         (9,694)
Net loss   ...................................................            (15,669)          (6,044)          (6,138)         (8,739)
Loss per common share
        Basic and diluted.....................................               (.46)            (.16)            (.14)           (.20)

                                                                                                   QUARTER
                                                                     --------------------------------------------------------------
  1999                                                                   FIRST           SECOND            THIRD          FOURTH
                                                                     -------------    -------------    -------------   ------------
Revenues from educational services............................       $     24,004     $     35,576     $     36,391    $     36,791
Loss from operations..........................................             (8,640)          (6,606)          (5,801)        (28,255)
Net loss   ...................................................             (8,231)          (5,879)          (6,051)        (29,272)
Loss per common share
        Basic and diluted.....................................               (.32)            (.22)            (.21)           (.99)


16.         SUBSEQUENT EVENTS

INVESTMENT IN KSIXTEEN LLC

      Effective July 1, 2000, Edison obtained a 35% interest in Ksixteen LLC ("Ksixteen"), a company organized to provide construction management and real estate development and financial advisory services to charter schools. The Company and Ksixteen have also entered into a master development agreement effective July 1, 2000 pursuant to which Ksixteen performs (at the Company's direction) construction management and real estate development and financing services on behalf of charter schools that have entered into management agreements with the Company.

INVESTMENT IN ALLIANCE-EDISON

      Effective July 21, 2000, the Company acquired a 54.3% interest for $3.5 million in Alliance-Edison LLC ("Alliance-Edison"), a company established for the purpose of constructing the Dayton View Academy charter school in Dayton, Ohio. Alliance-Edison's only asset is the Dayton View Academy charter school facility, which has been constructed under a five year ground lease (renewable for additional terms up to a total of 35 years) with the Dayton Metropolitan Housing Authority (the "Ground Lease"). Pursuant to the Ground Lease, Alliance-Edison has the option to purchase the land at the conclusion of the lease term. The Company has also guaranteed approximately $1.6 million of debt incurred by Alliance-Edison.

SECONDARY OFFERING

      In August 2000, the Company completed a secondary offering of an additional 3,350,000 shares of Class A Common for net proceeds of approximately $71.2 million. Also in August 2000, a philanthropic foundation exercised 600,000 warrants to purchase Class A Common and paid to the Company approximately $4.8 million. Such shares obtained in the warrant exercise were sold along with the Company's shares in the secondary offering.

                                  EXHIBIT INDEX

EXHIBIT                                                DESCRIPTION                                                  FORM     NUMBER
-------                                                -----------                                                  ----     ------
NUMBER
------
3.1*       Sixth Amended and Restated Certificate of Incorporation of the Registrant...........................     S-1       3.1

3.2*       Second Amended and Restated By-Laws of the Registrant...............................................     S-1       3.2

4.1**      Specimen common stock certificate...................................................................     S-1       4.1

4.2**      See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the
           Registrant defining the rights of holders of class A common stock of the Registrant.................     S-1       4.2

10.1**     1998 Site Option Plan...............................................................................     S-1       10.1

10.2**#    1999 Stock Option Plan..............................................................................     S-1       10.2

10.3**#    1999 Key Stock Incentive Plan.......................................................................     S-1       10.3

10.4**#    1999 Stock Incentive Plan...........................................................................     S-1       10.4

10.5**     Third Amended and Restated Shareholders' Agreement, dated as of July 2, 1999, by and among the
           Registrant and certain stockholders, as amended.....................................................     S-1       10.5

10.6**     Warrant Purchase Agreement, dated as of January 15, 1998, between the Registrant and Phoenix Leasing
           Incorporated........................................................................................     S-1       10.7

10.7**     Warrant, dated as of January 15, 1998, issued to Phoenix Leasing Incorporated.......................     S-1       10.8

10.8**     Warrant Purchase Agreement, dated as of November 25, 1997, between the Registrant and BankBoston,
           N.A ................................................................................................     S-1       10.9

10.9**     Warrant, dated as November 25, 1997, issued to BankBoston N.A.......................................     S-1       10.10

10.10**    Warrant Agreement, dated as of February 1, 1997, between the Registrant
           and Comdisco, Inc...................................................................................     S-1       10.11

10.11**    Amended Warrant Purchase Agreement, dated as of June 1, 1998, between the Registrant and the
           D2F2 Foundation.....................................................................................     S-1       10.12

10.12**    Option Agreement, dated as of March 14, 1995, between the Registrant and Dillon, Read and Co. Inc...     S-1       10.13

10.13**    Warrant Agreement, dated as of January 1, 1996, between the Registrant and Comdisco, Inc............     S-1       10.14

10.14**    Warrant Agreement, dated as of July 5, 1995, between the Registrant and Comdisco, Inc...............     S-1       10.15

10.15**    Warrant Purchase Agreement, dated as of June 30, 1997, between the Registrant and Phoenix Leasing
           Incorporated and related warrant....................................................................     S-1       10.16

10.16**    Warrant Purchase Agreement, dated as of June 30, 1997, between the Registrant and LINC Capital
           Management and related warrant......................................................................     S-1       10.17

EXHIBIT                                                DESCRIPTION                                                 FORM      NUMBER
-------                                                -----------                                                 ----      ------
NUMBER
------
10.17**    Stock Subscription Warrant, dated as of August 20, 1997, issued to Transamerica Business Credit
           Corporation.........................................................................................     S-1       10.18

10.18**    Stock Subscription Warrant, dated as of October 30, 1997, issued to Transamerica Business Credit
           Corporation.........................................................................................     S-1       10.19

10.19**    Stock Subscription Warrant, dated as of July 17, 1998, issued to TBCC Trust Funding II..............     S-1       10.20


10.20**#   Letter Agreement, dated as of June 20, 2000, between the Registrant and Benno C. Schmidt, Jr........     S-1       10.23

10.21**#   Letter Agreement, dated as of March 15, 1995, between the Registrant and John E. Chubb..............     S-1       10.26

10.22**#   Letter Agreement, dated as of April 20, 1998, between the Registrant and James L. Starr.............     S-1       10.27

10.23**    Preferred Stock Purchase Agreement, dated as of July 2, 1999, between the Registrant and Apex Online
           Learning Inc........................................................................................     S-1       10.28

10.24**    Amended and Restated Shareholders Agreement, dated as of December 16, 1999, between the Registrant,
           Apex online Learning Inc. and other parties.........................................................     S-1       10.29

10.25**    Lease Agreement, dated as of April 4, 1995, between the Registrant and 521 Fifth Avenue Associates,
           as amended on June 6, 1996, December 8, 1997 and February 23,2000...................................     S-1       10.30

10.26**    Office Lease dated as of March 19, 1999, between the Registrant and 529 Fifth Company...............     S-1       10.31

10.27**#   Management Agreement, dated as of March 14, 1995, between the Registrant and WSI Inc., as amended
           on November 15, 1996, March 1, 1997 and December 31, 1997...........................................     S-1       10.32

10.28**#   Promissory note, dated as of June 5, 1992, from Benno C. Schmidt, Jr. to the Registrant.............     S-1       10.33

10.29**#   Promissory note, dated as of January 23, 1996, from Benno C. Schmidt to the Registrant..............     S-1       10.34

10.30**#   Allonges, dated as of October 4, 1999, to promissory notes, dated as of June 5, 1992 and January
           23, 1996, from Benno C. Schmidt, Jr.  to the Registrant.............................................     S-1       10.35

10.31**#   Form of Letter Agreement between the Registrant and H. Christopher Whittle..........................     S-1       10.36

10.32**#   Letter Agreement, dated as of July 1, 1999, between the Registrant and Christopher D. Cerf..........     S-1       10.37

10.33**#   Loan Agreement between the Registrant and WSI Inc...................................................     S-1       10.39

EXHIBIT                                                DESCRIPTION                                                FORM      NUMBER
-------                                                -----------                                                ----      ------
NUMBER
------
10.34**     Guaranty of Payment Agreement, dated as of September 3, 1998, between the Registrant and NCB
            Development Corporation.............................................................................  S-1       10.41

10.35**     Guaranty of Payment Agreement, dated as of November 25, 1997, between the Registrant and
            BankBoston, N.A.....................................................................................  S-1       10.42

10.36**     Stock Subscription Warrant, dated as of October 18, 1999, issued to TBCC Funding Trust II...........  S-1       10.43

10.37*      Preferred Stock Purchase Agreement, dated as of December 16, 1999, by and between Apex Online
            Learning Inc., the Registrant and other parties.....................................................  S-1       10.47

10.38*#     Promissory note, dated April 13, 2000, from H. Christopher Whittle to the Registrant................  S-1       10.48

10.39*      Contract of Sale, dated as of January 11, 2000, between the Registrant and Castle Senior
            Living, LLC ........................................................................................  S-1       10.49

10.40*      Letter of Intent, dated as of June 8, 2000, between the Registrant and IBM..........................  S-1       10.50

10.41*      License Agreement, dated as of June 12, 2000, between the Registrant and IBM........................  S-1       10.51

10.42*      Letter of Intent, dated as of April 10, 2000, between the Registrant and the Museum of African Art..  S-1       10.52

10.43*      Term Lease Master Agreement, dated as of May 1, 2000, between the Registrant and Global Lyceum, Inc.  S-1       10.53

10.44*#     Promissory Note dated as of June 9, 2000 from Manuel J. Rivera to the Registrant....................  S-1       10.54

10.45       Agreement, dated as of June 29, 2000, between the Registrant and IBM Credit Corporation.............  Enclosed herewith

10.46       Fundraising Agreement, dated as of June 23, 2000, between the Registrant and Alliance Facilities
            Management, Inc.....................................................................................  Enclosed herewith

10.47       Master Development Agreement between the Registrant and Ksixteen LLC................................  Enclosed herewith

10.48       Master Agreement to Lease Equipment, dated as of June 30, 2000, between the Registrant and Cisco
            Systems Capital Corporation.........................................................................  Enclosed herewith

10.49       Limited Liability Company Operating Agreement of Alliance Edison LLC................................  Enclosed herewith

10.50***    Revolving Credit Agreement, dated as of November 12, 1999, between the Registrant and Imperial
            Bank................................................................................................  10-Q      10.1

10.51***    Security Agreement, dated as of November 12, 1999, issued by the Registrant and Imperial Bank.......  10-Q      10.2

10.52***    Promissory Note, dated as of November 12, 1999, issued by the Registrant in the name of Imperial
            Bank................................................................................................  10-Q      10.3

EXHIBIT                                                DESCRIPTION                                                FORM      NUMBER
-------                                                -----------                                                ----      ------
NUMBER
------
10.53       Promissory Note, dated as of July 21, 2000, issued by the Registrant in the name of Alliance
            Edison LLC .......................................................................................    Enclosed herewith

10.54       Payment Guaranty, dated as of July 21, 2000, between the Registrant and Keybank National
            Association ......................................................................................    Enclosed herewith

27          Financial Data Schedule...........................................................................    Enclosed herewith

 ------------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-39516).
** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-84177).
*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-27817).
# Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.