Form 10-Q
period 2000-09-30
EDISON SCHOOLS INC
filed 2000-11-14
CIK 1089567

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

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

                       (1) Yes X No         (2) Yes X No

The number of shares outstanding of each of the Registrant's classes of common stock:

                                   43,986,359

  (Number of shares of Class A Common Stock Outstanding as of October 31, 2000)

                                    3,321,673

  (Number of shares of Class B Common Stock Outstanding as of October 31, 2000)

                               EDISON SCHOOLS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                                                                                    PAGE
                                                                                                                    ----
PART I. FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
           June 30, 2000..................................................................................            3
         Condensed Consolidated Statements of Operations for the Three Months Ended
           September 30, 2000 and 1999 (unaudited)........................................................            4
         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           September 30, 2000 and 1999 (unaudited)........................................................            5
         Notes to Condensed Consolidated Financial Statements (unaudited).................................          6-8
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................................................         9-23
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................           23
PART II. OTHER INFORMATION
                 ITEM 1.     LEGAL PROCEEDINGS............................................................           24
                 ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS....................................           24
                 ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..............................................           24
                 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................           24
                 ITEM 5.     OTHER INFORMATION............................................................           24
                 ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.............................................           24
                             SIGNATURES...................................................................           25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               EDISON SCHOOLS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            SEPTEMBER 30,
                                                                                                2000                   JUNE 30,
                                                                                             (UNAUDITED)                 2000
                                                                                              ---------               ---------
ASSETS:
Current assets:
   Cash and cash equivalents ...................................................              $  76,014               $  52,644
   Accounts receivable .........................................................                 33,986                  33,753
   Notes and other receivables .................................................                 14,895                  14,515
   Other current assets ........................................................                  5,199                   3,620
                                                                                              ---------               ---------
      Total current assets .....................................................                130,094                 104,532

Property and equipment, net ....................................................                133,011                  98,134
Restricted cash ................................................................                  5,518                   3,387
Notes and other receivables ....................................................                 30,598                  16,023
Stockholder notes receivable ...................................................                  8,989                   8,801
Investment .....................................................................                  8,089                   8,024
Other assets ...................................................................                 13,662                  12,126
                                                                                              ---------               ---------

      Total assets .............................................................              $ 329,961               $ 251,030
                                                                                              =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current portion of long term debt ...........................................              $  11,333               $  11,838
   Accounts payable ............................................................                 31,509                  15,453
   Accrued expenses ............................................................                 20,781                  16,211
                                                                                              ---------               ---------
      Total current liabilities ................................................                 63,623                  43,502

Long term debt, less current portion ...........................................                 17,700                  17,830
Stockholders' notes payable ....................................................                  6,611                   6,611
Other liabilities ..............................................................                    636                     574
                                                                                              ---------               ---------
   Total liabilities ...........................................................                 88,570                  68,517
                                                                                              ---------               ---------
Minority interest in subsidiary ................................................                    536                    --
                                                                                              ---------               ---------
Common stock:
   Class A common, par value $.01; 150,000,000 shares authorized; 43,948,796 and
       39,558,746 shares issued and outstanding at September 30, 2000 and
       June 30, 2000, respectively .............................................                    440                     396
   Class B common, par value $.01; 5,000,000 shares authorized; 3,348,608 and  3,448,004 shares issued and outstanding at September 30, 2000
       and June 30, 2000, respectively .........................................                     33                      34
Additional paid-in capital .....................................................                380,618                 303,061
Unearned stock-based compensation ..............................................                 (2,823)                 (3,160)
Accumulated deficit ............................................................               (135,057)               (115,518)
Stockholder note and accrued interest receivable ...............................                 (2,356)                 (2,300)
                                                                                              ---------               ---------
      Total stockholders' equity ...............................................                240,855                 182,513
                                                                                              ---------               ---------

      Total liabilities and stockholders' equity ...............................              $ 329,961               $ 251,030
                                                                                              =========               =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                               EDISON SCHOOLS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                (UNAUDITED)
                                                                         2000                 1999
                                                                       --------             --------
Revenue from educational services .........................            $ 64,791             $ 41,151

Education and operating expenses:
   Direct site expenses ...................................              60,531               38,995
   Administration, curriculum and development .............              12,117               10,585
   Preopening expenses ....................................               5,235                3,456
   Depreciation and amortization ..........................               7,044                3,587
                                                                       --------             --------
      Total education and operating expenses ..............              84,927               56,623
                                                                       --------             --------

      Loss from operations ................................             (20,136)             (15,472)

Other income (expense):
   Interest income ........................................               2,514                  889
   Interest expense .......................................              (1,193)                (787)
   Other ..................................................                  19                 (299)
                                                                       --------             --------
      Total other .........................................               1,340                 (197)
                                                                       --------             --------

      Loss from operations before provision for state taxes             (18,796)             (15,669)

Provision for state taxes .................................                (743)                --
                                                                       --------             --------

           Net loss .......................................             (19,539)             (15,669)

Preferred stock accretion .................................                --                   (516)
                                                                       --------             --------

      Net loss attributable to common stockholders ........            $(19,539)            $(16,185)
                                                                       ========             ========


Per common share data:
   Basic and diluted net loss per share ...................            $  (0.43)            $  (5.21)
                                                                       ========             ========
   Weighted average shares of common stock outstanding used
      in computing basic and diluted net loss per share ...              45,404                3,107
                                                                       ========             ========

Pro forma per share data:
   Pro forma basic and diluted net loss per share .........            $  (0.43)            $  (0.46)
                                                                       ========             ========
   Pro forma weighted average shares outstanding used in
      computing basic and diluted net loss per share ......              45,404               34,204
                                                                       ========             ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                               EDISON SCHOOLS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                  (UNAUDITED)
                                                                                            2000                 1999
                                                                                          --------             --------
Cash flows from operating activities:
   Net loss ..................................................................            $(19,539)            $(15,669)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment .................               6,225                3,277
     Amortization of other costs .............................................                 205                  (50)
     Stock-based compensation ................................................                 362                1,100
      Equipment loss .........................................................                  24                  119
      Interest on stockholder note receivable ................................                 (56)                --
      Changes in working capital accounts ....................................              (5,437)               3,900
      Other ..................................................................                 (43)                --
                                                                                          --------             --------
          Cash used in operating activities ..................................            (18, 259)              (7,323)
                                                                                          --------             --------

Cash flows from investing activities:
   Additions to property and equipment .......................................             (20,767)             (31,425)
   Proceeds from disposition of property and equipment, net ..................               1,074                 --
   Proceeds from notes receivable and advances due from charter schools ......                 379                  683
   Notes receivable and advances due from charter schools ....................             (15,234)              (3,786)
   Investment in non consolidated entity .....................................                 (35)                --
   Minority interest investment in consolidated subsidiary ...................                 550                 --
      Other assets ...........................................................                 852               (3,855)
                                                                                          --------             --------
          Cash used in investing activities ..................................             (33,181)             (38,383)
                                                                                          --------             --------

Cash flows from financing activities:
   Issuance of stock and warrants ............................................              78,858               41,741
   Costs in connection with equity financing .................................              (1,282)                --
   Proceeds from notes payable ...............................................               2,625                 --
   Payments on notes payable and capital leases ..............................              (3,261)              (1,648)
   Restricted cash ...........................................................              (2,130)                (196)
                                                                                          --------             --------
              Cash provided by financing activities ..........................              74,810               39,897
                                                                                          --------             --------

Increase (decrease) in cash and cash equivalents .............................              23,370               (5,809)

Cash and cash equivalents at beginning of period .............................              52,644               27,922
                                                                                          --------             --------

Cash and cash equivalents at end of period ...................................            $ 76,014             $ 22,113
                                                                                          ========             ========

Supplemental disclosure of cash flow information:
              Cash paid during the period for interest .......................            $  1,214             $    671
                                                                                          ========             ========

Supplemental disclosure of non-cash investing and financing activities:
   Accretion of Series D preferred PIK dividend ..............................            $   --               $    516
                                                                                          ========             ========
   Additions to property and equipment included in
      accounts payable .......................................................            $ 21,433             $  7,413
                                                                                          ========             ========

   Additions to other assets included in accounts payable ....................            $  2,694             $   --
                                                                                          ========             ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                               EDISON SCHOOLS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared by Edison Schools Inc. (the "Company") in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring items necessary to present fairly the financial position and results of operations have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

2.       DESCRIPTION OF BUSINESS

         The Company manages elementary and secondary public schools under contracts with school districts and charter school boards located in 21 states and Washington, D.C. The Company opened its first four schools in the fall of 1995, and, as of September 30, 2000, operated 113 schools with approximately 57,000 students.

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

3.       EQUITY OFFERING

         On October 5, 1999, the Board of Directors approved a proposal to amend and restate the Company's certificate of incorporation. On October 26, 1999, the amended and restated certificate of incorporation was approved by the Company's shareholders. The amended and restated certificate of incorporation became effective upon the closing of the IPO and, among other things, provided that outstanding Series A through G Preferred stock converted into Class A Common Stock upon the closing of the IPO with the number of shares upon conversion calculated as the original purchase price of each share plus accrued and unpaid dividends divided by the conversion price multiplied by nine-twentieths. In addition, each preferred share converted into a number of shares of Class B Common Sock upon the closing of the IPO calculated as the original purchase price for each share plus accrued and unpaid dividends divided by the conversion price multiplied by one-twentieth. Further, all outstanding shares of existing common stock converted into nine-twentieths of a share of Class A Common Stock and one-twentieth of a share of Class B Common Stock upon the closing of the IPO. All fractional shares of Class A Common Stock and Class B Common Stock were rounded up to the next larger number. Additional information concerning the IPO and changes in the Company's capital structure since June 30, 1999 may be found in the financial statements and notes thereto in the Annual Report on Form 10-K.

         In August 2000, the Company completed a secondary offering of an additional 3,350,000 shares of Class A Common for net proceeds of approximately $71.2 million. Also in August 2000, a philanthropic foundation exercised warrants to purchase 600,000 shares of Class A Common and paid the Company approximately $4.8 million. The shares obtained in such warrant exercise were sold along with the Company's shares in the secondary offering.

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

         The pro forma basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock assuming conversion of convertible preferred stock outstanding during the period under the if-converted method. Each outstanding share of common and preferred stock automatically converted into 0.45 shares of class A common stock and 0.05 shares of class B common stock pursuant to the IPO discussed above. The calculation of pro forma net loss per share for the three month periods ended September 30, 2000 and 1999 are as follows:

                                                                 SEPTEMBER 2000      SEPTEMBER 1999
                                                                   --------             --------
Net Loss ..............................................            $(19, 539)            $(15,669)
                                                                   =========             ========
Class A Common stock outstanding at beginning of period              39,558                3,108
Class B Common stock outstanding at beginning of period               3,448               28,211
Add:
Issuance of Class A Common stock
   (as if converted on a weighted average basis) ......               2,497                2,885
Issuance of Class B Common stock
   (as if converted on a weighted average basis) ......                 (99)                --
                                                                   --------             --------
Pro forma weighted average number of shares
   outstanding, assuming conversion of convertible
   preferred stock ....................................              45,404               34,204
                                                                   ========             ========
Pro forma net loss per share ..........................            $  (0.43)            $  (0.46)
                                                                   ========             ========

5.       LINE OF CREDIT

         In November 1999, the Company obtained a line of credit from Imperial Bank (the "LOC") which provided for borrowings of up to $10.0 million. The LOC is for three years and may be used for seasonal working capital needs and other general corporate purposes. As of September 30, 2000, no amounts had been borrowed under the LOC. The Company terminated the LOC in November 2000.

6.       INVESTMENT IN KSIXTEEN LLC

         Effective July 1, 2000, Edison invested $35,000 to obtain a 35% interest in Ksixteen LLC ("Ksixteen"), a company organized to provide construction management, real estate development and financial advisory services to charter schools. The Company and Ksixteen have also entered into a master development agreement effective July 1, 2000 pursuant to which Ksixteen performs (at the Company's direction) construction management and real estate development and financing services on behalf of charter schools that have entered into management agreements with the Company. The Company reports its investment in Ksixteen under the equity method and, accordingly, recognizes its pro-rata share of the net income or loss of Ksixteen based on its ownership interest. For the quarter ended September 30, 2000, the Company recognized $29,000 of income related to this investment.

7.       CREATION OF ALLIANCE-EDISON LLC

         On July 21, 2000, the Company formed Alliance-Edison LLC ("Alliance-Edison") by contributing $3.5 million for a 54.3% equity interest. Alliance-Edison was established for the purpose of constructing the Dayton View Academy charter school in Dayton, Ohio. Alliance-Edison's only asset is the Dayton View Academy charter school facility, which has been constructed under a five year ground lease (renewable for additional terms up to a total of 35 years) with the Dayton Metropolitan Housing Authority (the "Ground Lease"). Pursuant to the Ground Lease, Alliance-Edison has the option to purchase the land at the conclusion of the lease term. The Company has also guaranteed approximately $1.6 million of debt incurred by Alliance-Edison. The minority interest investor contributed $550,000 in cash and a note for $2.4 million, which is netted by minority interest in the accompanying condensed consolidated balance sheet.

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

OVERVIEW

         We are the nation's largest private operator of public schools serving students from kindergarten through 12th grade. We contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on other public schools in the area. We opened our first four schools in August 1995 and have grown rapidly in every subsequent year, currently serving approximately 57,000 students in 113 schools located in 21 states across the country and the District of Columbia.

         From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of September 30, 2000, our accumulated deficit since November 1996 was approximately $135.1 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. Because of our rapid growth, and in view of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful.

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

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL QUARTER ENDED SEPTEMBER 30, 1999

         Revenue From Educational Services. Our revenue from educational services increased to $64.8 million for the three months ended September 30, 2000 from $41.2 million for the same period of the prior year, an increase of 57.3%. The increase was primarily due to a 52.0% increase in student enrollment from 37,500 in the 1999-2000 school year to 57,000 in the 2000-2001 school year, reflecting both the opening of new schools and the expansion of existing schools.

         Direct Site Expenses. Our direct site expenses increased to $60.5 million for the three months ended September 30, 2000 from $39.0 million for the same period of the prior year, an increase of 55.1%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 52.0% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $49.3 million for the three months ended September 30, 2000 from $29.1 million for the same period of the prior year.

         Gross Site Contribution and Margin. Our gross site contribution was $4.3 million for the three month period ended September 30, 2000 compared to $2.2 million for the same period of the prior year. The corresponding gross site margin increased to 6.6% for the three months ended September 30, 2000 from 5.2% for the same period of the prior year. The increase in gross site contribution of $2.1 million resulted from the larger revenues for the three month period ended September 30, 2000 combined with an improved gross site margin for new and expanded existing schools opened in the 2000-2001 school year.

         Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $12.1 million for the three months ended September 30, 2000 from $10.6 million for the same period of the prior year, an increase of 14.2%. The increase was substantially due to greater personnel costs resulting from an increase of approximately 66 headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. Administration, curriculum and development expenses also includes $362,000 of non-cash stock based compensation we incurred in the three months ended September 30, 2000 compared to $1.1 million for the same period of the prior year.

         Pre-opening Expenses. Our pre-opening expenses increased to $5.2 million for the three months ended September 30, 2000 from $3.5 million for the same period of the prior year, an increase of 48.6 %. This increase was associated primarily with opening new schools and expanding existing schools for the 2000-2001 school year, with 19,500 new students enrolled compared to approximately 13,600 new students enrolled in the prior school year. Excluding the non-cash charges discussed above, the combined administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 26.2% for the three months ended September 30, 2000 from 31.4% for the same period of the prior year.

         Depreciation and Amortization. Our depreciation and amortization increased to $7.0 million for the three months ended September 30, 2000 from $3.6 million for the same period of the prior year, an increase of 94.4%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology particularly the issuance of home computers, and facility improvements related to the 52.0% increase in student enrollment. In addition, the delivery and installation of the aforementioned capital assets to the sites earlier in the current school year generated additional depreciation. The increase was also due to approximately $190,000 of amortization expense related to obligations assumed in connection with the Inkster School District contract agreement.

         EBITDA, Net of Other Charges. EBITDA, net of other charges, is defined as net loss excluding other income or loss, depreciation and amortization and non-cash stock based compensation. This amount for the three months ended September 30, 2000 was a loss of $12.7 million compared to a loss of $10.8 million for the same period of the prior year. The decline primarily resulted from increased administration, curriculum and development, and pre-opening expenses. On a per-student basis, negative EBITDA improved to $223 compared to $288 for the same period one year ago.

         Other Income and Expense. Other income, net was $1.3 million for the three months ended September 30, 2000 compared to net expense of $197,000 in the same period for the prior year. The increase was primarily due to increased interest income resulting from higher invested cash balances. Interest income was partially offset by increased interest expense from expanded borrowings.

         Provision for taxes. For the three months ended September 30, 2000, we have provided for amounts owed to the State of Michigan for corporate taxes arising from our operation of several sites in that state.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically operated in a negative cash flow position. To date we have financed our cash needs through a combination of equity and debt financing. We intend to enter into debt financing arrangements to finance a substantial portion of our expected technology and facilities-related expenditures through fiscal 2001. As of October 31, 2000, we have not entered into all such financing arrangements. Although we have successfully obtained necessary financing in the past for technology and facilities-related expenditures, there can be no assurance that we will be able to obtain them, or on favorable terms, in the future.

         For the three months ended September 30, 2000, we used approximately $18.3 million for operating activities. This use primarily resulted from $19.5 million of net loss and a $5.4 million net decrease in working capital accounts partially offset by depreciation and amortization totaling $6.4 million and non-cash stock based compensation expense of $362,000.

         For the three months ended September 30, 2000, we used approximately $33.2 million in investing activities. During this period, we invested approximately $20.8 million in our schools and central office. This amount includes the investments we made in technology and curriculum in each of the schools we open. We have also advanced funds to six of our charter board clients or their affiliates to help obtain, renovate and complete school facilities. The amounts advanced for the three months ended September 30, 2000 were approximately $15.2 million. During this same period, we also received approximately $400,000 in repayments on advances previously made. Also, the Company disposed of leasehold improvements totaling approximately $1.1 million. In July 2000, we received an equity contribution of $550,000 from the minority shareholder of our consolidating subsidiary.

         For the three months ended September 30, 2000, we received $74.8 million from our financing activities. The amounts received were from our secondary offering, and the exercise of stock options and warrants. In August 2000, we completed a secondary offering in which we sold 3.4 million shares of Class A Common Stock for net proceeds of approximately $71.2 million. Also in August 2000, a philanthropic foundation exercised warrants to purchase 600,000 shares of Class A Common and paid to the Company approximately $4.8 million. For the same period, we received approximately $1.4 million in proceeds from financing arrangements for computers and other technology and $1.2 million for facilities acquired through our consolidated subsidiary. These proceeds were partially offset by the repayments of notes payable of approximately $3.3 million.

         We expect our cash on hand, together with borrowings under anticipated financing arrangements to finance technology and facilities-related expenditures together with expected reimbursements of advances we have made to charter boards, will be sufficient to meet our working capital needs to operate our existing business and schools. The Company's near term capital needs are generally growth related and are dependent upon the Company's rate of growth and its mix of independent charter schools versus contract schools. Independent charter schools usually require us to advance funds to help charter boards obtain, renovate and complete school facilities. As a result, our need for additional funding will be impacted by our ability and desire to modulate the mix of new and existing charter and contract schools for the 2001-2002 school year. Also, we will likely require additional funding if our rapid growth continues at our similar historical rate and our new schools for the 2001-2002 school year are of the same or similar mix as the 2000-2001 school year.

         Our longer term requirements are for capital to fund operational losses, capital expenditures related to growth and for anticipated working capital needs and general corporate purposes. We expect to fund such expenditures and other longer term liquidity needs with cash generated from operations, the proceeds from the secondary offering and expanded financing arrangements. Depending on the terms of any financing arrangements, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

         In November 1999, we obtained a line of credit from Imperial Bank, which provides for borrowings of up to $10.0 million. The line of credit has a term of three years and may be used for seasonal working capital needs and other general corporate purposes. The interest rate on the line of credit is LIBOR plus 4% and it is secured by our general assets and is subject to financial covenants and restrictions, including the prohibition on the payment of dividends. We have terminated the line of credit in November 2000 and expect to seek an alternative similar financing arrangement. However, we cannot be certain that we will be able to obtain such a similar financing arrangement on favorable terms, if at all.

    In June 2000, the Company received a financing commitment for a 36 month lease with Cisco Systems Credit Corporation. This lease will be used to finance and be collateralized by certain equipment to be placed in schools. The lease commitment is up to $2.4 million and has an effective rate of 11.0%. No amounts were outstanding under this commitment at September 30, 2000.

         On November 8, 2000, a charter board client obtained approximately $11.4 million of permanent financing secured by certain of their school facilities. The Company received $7.3 million from that financing as partial repayment of outstanding advances related to the improvement of the facilities and a note for $4.3 million, for the balance of the advance, which is secured by a second mortgage in the facilities. As part of the financing arrangement, the Company has guaranteed $8.6 million of the debt.

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

         Capital expenditures estimated to be incurred during fiscal 2001, which include estimates for schools opening in the 2000-2001 and 2001-2002 school years, are expected to be approximately $85 million, which includes approximately $32 million for computers and other technology, approximately $30 million for curriculum materials and approximately $12 million for the purchase and improvement of property in New York, New York in connection with the development of our new corporate headquarters. Our rate of growth for the 2001-2002 school year, as discussed above, could increase or decrease these estimates. Also, for more information on the headquarters project, see below"- We may incur substantial costs if we are unable to complete our Edison corporate headquarters project" and "Properties." We expect to make further advances or loans approximating $35 million to new charter board clients to help secure and renovate school properties for the schools opening in the 2000-2001 school year, a significant portion of which we expect will be refinanced through third parties. We are also implementing enterprise-wide computer and software packages. Such systems include financial reporting, payroll, purchasing, accounts payable, human resources and other administrative modules as well as a student data and school management package. We expect expenditures for the software packages, together with related hardware, implementation costs and other maintenance expenditures, will total approximately $15 to $20 million through fiscal 2003, of which we had expended approximately $6.4 million through September 30, 2000.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES IN THE FUTURE

    We have incurred substantial net losses in every fiscal period since we began operations. For the quarter year ended September 30, 2000, our net loss was $19.5 million. As of September 30, 2000, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $135.1 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise capital and continue operations.

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

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN HIGHLY SKILLED PRINCIPALS AND TEACHERS IN THE NUMBERS REQUIRED TO GROW OUR BUSINESS

    Our success depends to a very high degree on our ability to attract and retain highly skilled school principals and teachers. We hired approximately 27 new principals and approximately 1,400 new teachers to meet the needs of our new schools for the 2000-2001 school year, in addition to satisfying our needs resulting from normal turnover at existing schools. Currently, there is a well-publicized nationwide shortage of teachers and other educators in the United States. In addition, we may find it difficult to attract and retain principals and teachers for a variety of reasons, including the following:

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

WE ARE CURRENTLY IMPLEMENTING NEW INFORMATION SYSTEMS, WHICH COULD CAUSE DISRUPTIONS TO OUR BUSINESS

    We are currently in the process of implementing a new student information system, as well as a new accounting, financial reporting and management information system. We may face difficulties in integrating these systems with our existing information and other systems. If we fail to successfully implement and integrate these new systems, we may not have access, on a timely basis, to the information we need to effectively manage our schools, our business and our growth.

AS WE TRANSITION FROM OUR EXISTING TECHNOLOGY INFRASTRUCTURE TO AN IBM PLATFORM, WE MAY FACE DIFFICULTIES AND DELAYS IN IMPLEMENTING THE NEW SYSTEM AND WE WILL BECOME DEPENDENT UPON IBM TO A LARGE DEGREE TO MANAGE THE NEW SYSTEM

    We recently announced that we have selected IBM to provide the computers and related software for use in our schools and classrooms, as well as the networking hardware and network management software necessary to connect our schools nationwide. To date, we have only a letter of intent with IBM, and we cannot be certain that we will reach a definitive agreement. IBM has performed a significant portion of the installation, implementation and integration services necessary for the deployment of this technology for the new schools we open for 2000-2001 school year. Implementation and intergration will continue over time to existing schools, with the result that we will operate some schools using the new IBM platform at the same time we operate schools on our existing platform, which is based largely on Apple and other non-IBM technologies. We may face significant difficulties and delays in this complex implementation, as well as difficulties in the transition from our existing system to the new IBM system. Additionally, we may face unforeseen implementation costs. Once the hardware and software is installed, we cannot be certain that it will work satisfactorily or at all. We also expect to engage the services of IBM to manage significant portions of our technology function in the future, and any unsatisfactory performance on the part of IBM could seriously impair the operations of our schools. If we experience implementation or transition difficulties or delays, or unexpected costs, our financial performance could be harmed and our reputation could be compromised.

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

WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOL BOARDS THAT MAY NOT BE
REPAID

    As of September 30, 2000, we had advances or loans to charter school boards totaling approximately $43.1 million to finance the purchase or renovation of school facilities we manage. We generally have not charged interest on these loans and advances. Approximately $24.3 million of these loans, representing seventeen schools, are unsecured or subordinated to a senior lender. Loans of $18.8 million, representing four schools, may be accelerated upon termination of the corresponding management agreement with the charter school. We currently expect to make additional advances of at least $37.3 million in connection with charter schools we opened in the 2000-2001 school year. If these advances or loans are not repaid when due, our financial results could be adversely affected.

WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

    We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. While the charter board is generally responsible for locating and financing its own school building, the holders of school charters, which are often non-profit organizations, typically do not have the resources required to obtain the financing necessary to secure and maintain the school building. For this reason, if we want to obtain a management agreement with the charter board, we must often help the charter board arrange for the necessary financing. For four of our charter schools, we have entered into a long-term lease for the school facility which exceeds the current term of the management agreement by as much as 14 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of September 30, 2000, our aggregate future lease obligations totaled $28.5 million, with varying maturities over the next 17 years. In four of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. To date, we have generally not charged interest on these advances. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. As of September 30, 2000, the amount of loans we had guaranteed totaled $9.7 million.

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

FAILURE TO RAISE NECESSARY ADDITIONAL DEBT AND/OR EQUITY CAPITAL COULD RESTRICT OUR GROWTH AND HINDER OUR ABILITY TO COMPETE

    We have had negative cash flow in every fiscal period since we began operations and are not certain when we will have positive cash flow, if at all. We have regularly needed to raise funds in order to operate our business and may need to raise additional funds in the future through the sale of equity or debt securities. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue additional equity or convertible debt securities, stockholders may experience dilution or the new equity or convertible debt securities may have rights, preferences or privileges senior to those of existing holders of class A common stock. In addition, we intend to enter into debt financing arrangements to finance a substantial portion of our expected technology and facilities-related expenditures through fiscal 2001. As of September 30, 2000, we have not entered into all such financing arrangements. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

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

    We benefit from funds from federal and state programs to be used for specific educational purposes. Funding from the federal government under Title I of the Elementary and Secondary Education Act, which provides federal funds for children from low-income families, accounted for approximately 5.6% of our total revenue for the quarter ended September 30, 2000. We estimate that funding from other federal and state programs accounts for an additional 8.8% of our total revenue. A number of factors relating to these government programs could lead to adverse effects on our business:

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

    Based upon their holdings at October 31, 2000, our officers and directors and entities affiliated with them together beneficially own 20,270,561 shares of class A common stock and 3,133,161 shares of class B common stock. These shares represent approximately 46.3% of the voting power of the class A common stock, including the ability to elect three of the seven class A directors; approximately 84.7% of the voting power of the class B common stock, including the ability to elect all of the four class B directors; and approximately 61.1% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by our officers and directors and others affiliated with them, 3,451,804 shares of class A common stock and 377,134 shares of class B common stock are subject to options exercisable within 60 days of October 31, 2000. These stockholders, if they act together, will be able to exercise control over all matters requiring approval by our stockholders, including the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change of control is proposed.

    In addition, H. Christopher Whittle, our President and Chief Executive Officer and a director, beneficially owns 4,234,069 shares of class A common stock and 1,281,423 shares of class B common stock. These shares represent approximately 11.7% of the voting power of the class A common stock; approximately 36.5% of the voting power of the class B common stock, including the ability to elect two of the four class B directors; and approximately 21.1% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by Mr. Whittle and his affiliates, 1,716,029 shares of class A common stock and 189,745 shares of class B common stock are subject to options exercisable within 60 days of October 31, 2000. Mr. Whittle and his affiliates also own options not exercisable within 60 days of October 31, 2000 covering 2,726,638 shares of class A common stock and 292,775 shares of class B common stock. To the extent Mr. Whittle exercises these options, his voting power will be increased. In addition, if the other holders of class B common stock sell a significant portion of their class B common stock, the voting power of Mr. Whittle's class B common stock will further concentrate. Also, if the other holders of class B common stock reduce their common stock holdings below a specified threshold, then their class B common stock will automatically convert into class A common stock, further increasing Mr. Whittle's voting power. The class B common stock generally converts into class A common stock upon its transfer. However, shares of class B common stock transferred to Mr. Whittle do not automatically convert into class A common stock. Consequently, Mr. Whittle can also increase his voting power by acquiring shares of class B common stock from other stockholders.

PLEDGES OF SHARES OF OUR COMMON STOCK BY MR. WHITTLE COULD RESULT IN VOTING POWER SHIFTING TO THE HANDS OF HIS LENDERS

    Mr. Whittle and WSI Inc., a corporation controlled by Mr. Whittle, directly or indirectly own 3,195,693 shares of class A common stock and 1,166,047 shares of class B common stock, including an aggregate of 761,625 shares of class A common stock and 84,625 shares of class B common stock which represents WSI's interest in a limited partnership and a limited liability company that hold Edison stock. These figures include shares issuable upon the exercise of options within 60 days of October 31, 2000. Mr. Whittle and WSI have pledged to Morgan Guaranty Trust Company of New York all of their direct and indirect interests in Edison to secure personal obligations. These obligations become due in February 2003 and interest on these obligations is payable monthly. In addition, Mr. Whittle may not vote his class A common stock and class B common stock on any matter other than the election or removal of directors without Morgan's prior written consent. Of these shares, Morgan allowed WSI to pledge up to 900,002 shares to other lenders. Upon satisfaction of WSI's obligations to the other lenders, these shares would revert back to being pledged to Morgan. Morgan also allowed WSI to grant options to purchase an aggregate of 61,425 of these shares to other investors. If these options were not exercised, these shares would revert back to being pledged to Morgan. If Mr. Whittle and WSI were to default on their obligations to Morgan and Morgan were to foreclose on its pledge, the class B common stock transferred directly or indirectly to Morgan would be converted into class A common stock. Thereafter, based on current holdings, and assuming the shares pledged to the other lenders and the shares subject to options to other investors revert to the Morgan pledge, Morgan, together with its affiliates who are currently stockholders of Edison, would beneficially own 6,922,441 shares of class A common stock, including shares subject to options exercisable within 60 days of October 31, 2000. The holdings of Morgan and its affiliates would then represent 15.3% of the voting power of the class A common stock, 12.1% of the voting power of the class B common stock and 14.2% of the combined voting power. This would enable Morgan to exercise greater influence over corporate matters.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We currently have market risk sensitive instruments related to interest rates. We had outstanding long-term notes payable of $17.7 million at September 30, 2000. Interest rates on the notes are fixed and range from 14.1% to 20.4% per annum and have terms of 36 to 48 months.

    We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

    Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $76.0 million at September 30, 2000. We invest cash mainly in money market accounts and other investment-grade securities. We do not purchase or hold derivative financial instruments for trading purposes.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 17, 1999, we closed an initial public offering of our class A common stock. The Registration Statement on Form S-1 (No. 333-84177) was declared effective by the Securities and Exchange Commission on November 10, 1999, and we commenced the offering on that date. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $109.7 million. We used the net proceeds of approximately $109.7 million as follows: approximately $53.3 million of the net proceeds for capital expenditures, approximately $29.2 million of the net proceeds for advances to charter schools and approximately $27.2 million of the net proceeds for operations which includes school pre-opening expenses. None of the proceed amounts were paid directly or indirectly to any director, officer or general partner of Edison or our associates, persons owning 10% or more of any class of equity securities of Edison, or an affiliate of Edison.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

List of Exhibits

         10.01    Promissory Note, dated July 5, 2000, issued to Tonya Hinch
         27       Financial Data Schedule

Reports of Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EDISON SCHOOLS INC.

Date November 14, 2000                    /s/ H. Christopher Whittle
                                          --------------------------------------
                                              H. Christopher Whittle
                                              President, Chief Executive Officer
                                              and Director

Date November 14, 2000                    /s/ James L. Starr
                                          --------------------------------------
                                              James L. Starr
                                              Executive Vice President and
                                              Chief Financial Officer (Principal
                                              Accounting Officer)