Form 10-Q
period 2000-12-31
EDISON SCHOOLS INC
filed 2001-02-14
CIK 1089567

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-27817

                               EDISON SCHOOLS INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                            13-3915075
(State or other jurisdiction of incorporation                (I.R.S. Employer
            or organization)                                 Identification No.)

         521 Fifth Avenue, 11th Floor, New York, NY           10175
          (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code (212) 419-1600

Former name, former address and former fiscal year, if changed since last report

              521 Fifth Avenue, 15th Floor, New York, NY   10175
                 (Former address of principal executive offices)

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

                                   44,152,052

  (Number of shares of Class A Common Stock Outstanding as of January 31, 2001)

                                    3,315,391

  (Number of shares of Class B Common Stock Outstanding as of January 31, 2001)

                               EDISON SCHOOLS INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                                                                                         Page
                                                                                                         ----
PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS
                  Condensed Consolidated Balance Sheets as of December 31, 2000 (unaudited) and
                     June 30, 2000 ..................................................................        3
                  Condensed Consolidated Statements of Operations for the Three Months and Six Months
                    Ended December 31, 2000 and 1999 (unaudited) ....................................        4
                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                    December 31, 2000 and 1999 (unaudited) ..........................................        5
                  Notes to Condensed Consolidated Financial Statements (unaudited) ..................     6-11
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS .............................................    12-27
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................       28

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS ..................................................................       29
         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................................       29
         ITEM 3. DEFAULTS UPON SENIOR SECURITIES ....................................................       29
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................................       29
         ITEM 5. OTHER INFORMATION ..................................................................       30
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................................       30
                   SIGNATURES .......................................................................       31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               EDISON SCHOOLS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                     DECEMBER 31,
                                                                                        2000           JUNE 30,
                                                                                     (UNAUDITED)         2000
                                                                                    ------------    ------------
ASSETS:
Current assets:

   Cash and cash equivalents ...................................................        $52,550         $52,644
   Accounts receivable .........................................................         44,146          33,753
   Notes and other receivables .................................................          8,349          14,515
   Other current assets ........................................................          5,855           3,620
                                                                                      ---------       ---------
      Total current assets .....................................................        110,900         104,532

Property and equipment, net ....................................................        137,451          98,134
Restricted cash ................................................................          5,718           3,387
Notes and other receivables ....................................................         38,823          16,024
Stockholder notes receivable ...................................................          9,177           8,802
Investments ....................................................................          8,085           8,025
Other assets ...................................................................         13,444          12,126
                                                                                      ---------       ---------

      Total assets .............................................................       $323,598        $251,030
                                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:

   Current portion of long term debt ...........................................        $13,944         $11,838
   Accounts payable ............................................................         22,261          15,453
   Accrued expenses ............................................................         17,755          16,211
                                                                                      ---------       ---------
      Total current liabilities ................................................         53,960          43,502

Long term debt, less current portion ...........................................         22,863          17,830
Stockholders' notes payable ....................................................          6,611           6,611
Other liabilities ..............................................................            697             574
                                                                                      ---------       ---------
   Total liabilities ...........................................................         84,131          68,517
                                                                                      ---------       ---------

Minority interest in subsidiary ................................................            525            --
                                                                                      ---------       ---------

Common stock:
   Class A common, par value $.01; 150,000,000 shares authorized; 44,077,540 and
       39,558,746 shares issued and outstanding at December 31, 2000 and
       June 30, 2000, respectively .............................................            441             396
   Class B common, par value $.01; 5,000,000 shares authorized; 3,321,673 and  3,448,004 shares issued and outstanding at December 31, 2000
       and June 30, 2000, respectively .........................................             33              34
Additional paid-in capital .....................................................        382,073         303,061
Unearned stock-based compensation ..............................................         (2,943)         (3,160)
Accumulated deficit ............................................................       (138,248)       (115,518)
Stockholder note and accrued interest receivable ...............................         (2,414)         (2,300)
                                                                                      ---------       ---------
      Total stockholders' equity ...............................................        238,942         182,513
                                                                                      ---------       ---------

      Total liabilities and stockholders' equity ...............................       $323,598        $251,030
                                                                                      =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements

                             EDISON SCHOOLS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,
                 2000 AND 1999 (DOLLARS IN THOUSANDS EXCEPT PER
                                 SHARE AMOUNTS)





                                                                                        (Unaudited)
                                                                     Three Months Ended               Six Months Ended
                                                                 December 31     December 31     December 31      December 31
                                                                    2000             1999            2000            1999
                                                                  ---------       ---------       ---------       ---------
Revenue from educational services ..........................        102,295       $  61,596       $ 167,086       $ 102,747
Education and operating expenses:
     Direct site expenses ..................................         84,942          51,693         145,473          90,688
     Administration, curriculum and development ............         11,587           9,571          23,704          20,156
     Preopening expenses ...................................          1,113           1,002           6,348           4,458
     Depreciation and amortization .........................          8,617           5,538          15,661           9,125
                                                                  ---------       ---------       ---------       ---------

          Total education and operating expenses ...........        106,259          67,804         191,186         124,427
                                                                  ---------       ---------       ---------       ---------

           Loss from operations ............................         (3,964)         (6,208)        (24,100)        (21,680)
Other income (expense):
     Interest income .......................................          2,592           1,314           5,106           2,203
     Interest expense ......................................         (1,241)           (741)         (2,434)         (1,528)
     Other .................................................           (427)           (409)           (408)           (708)
                                                                  ---------       ---------       ---------       ---------
           Total other .....................................            924             164           2,264             (33)
                                                                  ---------       ---------       ---------       ---------

Loss from operations before provision for state taxes ......         (3,040)         (6,044)        (21,836)        (21,713)

Provision for state taxes ..................................           (151)             --            (894)             --
                                                                  ---------       ---------       ---------       ---------

            Net loss attributable to common stockholders ...      $  (3,191)      $  (6,044)      $ (22,730)      $ (21,713)
                                                                  ---------       ---------       ---------       ---------
Per common share data:
      Basic and diluted net loss per share .................      $   (0.07)      $   (0.26)      $   (0.49)      $   (1.65)
                                                                  ---------       ---------       ---------       ---------
      Weighted average shares of common stock outstanding
      used in computing basic and diluted net loss per share         47,345          23,143          46,226          13,125
                                                                  ---------       ---------       ---------       ---------
Pro forma per share data:
      Pro forma basic and diluted net loss per share .......                      $   (0.16)                          (0.60)
                                                                                  ---------                       ---------
      Pro forma weighted average shares outstanding used in
      computing basic and diluted net loss per share .......                        38,062                          36,421
                                                                                  ---------                       ---------

The accompanying notes are an integral part of these condensed consolidated financial statements

                               EDISON SCHOOLS INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                             (DOLLARS IN THOUSANDS)

                                                                                          (UNAUDITED)
                                                                                     2000             1999
                                                                                    ---------       ---------
Cash flows from operating activities:

   Net loss ..................................................................      $ (22,730)      $ (21,713)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment .................         14,006           8,333
     Amortization of other costs .............................................            471               7
     Stock-based compensation ................................................          1,059           1,874
     Equipment loss ..........................................................            458             237
     Interest on stockholder note receivable .................................           (114)             --
     Changes in working capital accounts .....................................        (17,564)        (22,213)
     Other ...................................................................           (116)            (96)
                                                                                    ---------       ---------
          Cash used in operating activities ..................................        (24,530)        (33,571)
                                                                                    ---------       ---------



Cash flows from investing activities:

   Additions to property and equipment .......................................        (36,375)        (37,270)
   Proceeds from disposition of property and equipment, ......................          1,074           2,057
   Proceeds from notes receivable and advances due from charter schools ......          8,886             693
   Notes receivable and advances due from charter schools ....................        (25,034)         (5,804)
   Investment in non consolidated entity .....................................            (35)             --
   Minority interest investment in consolidated subsidiary ...................            550              --
      Other assets ...........................................................            488          (9,241)
                                                                                    ---------       ---------
          Cash used in investing activities ..................................        (50,446)        (49,565)
                                                                                    ---------       ---------

Cash flows from financing activities:

   Issuance of stock and warrants ............................................         83,302         166,948
   Costs in connection with equity financing .................................         (5,089)        (13,362)
   Payment to stockholder ....................................................             --          (2,175)
   Proceeds from notes payable ...............................................          5,864          11,993
   Payments on notes payable and capital leases ..............................         (6,865)         (4,490)
   Restricted cash ...........................................................         (2,330)           (250)
                                                                                    ---------       ---------
            Cash provided by financing activities ............................         74,882         158,664
                                                                                    ---------       ---------

Increase (decrease) in cash and cash equivalents .............................            (94)         75,528

Cash and cash equivalents at beginning of period .............................         52,644          27,922
                                                                                    ---------       ---------

Cash and cash equivalents at end of period ...................................      $  52,550       $ 103,450
                                                                                    =========       =========


Supplemental disclosure of cash flow information:

   Cash paid during the period for interest ..................................      $   2,433       $   1,297
                                                                                    =========       =========

Supplemental disclosure of non-cash investing and financing activities:
   Additions to property and equipment included in
      accounts payable .......................................................      $  10,343       $   4,036
                                                                                    =========       =========
   Additions to other assets included in accounts payable ....................      $   2,694
                                                                                    =========
   Property and equipment acquired under capitalized lease obligations .......      $   8,138
                                                                                    =========

The accompanying notes are an integral part of these condensed consolidated financial statements

                               EDISON SCHOOLS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared by Edison Schools Inc. (the "Company") in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring items necessary to present fairly the financial position and results of operations have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

2.       DESCRIPTION OF BUSINESS

         The Company manages elementary and secondary public schools under contracts with school districts and charter school boards located in 21 states and Washington, D.C. The Company opened its first four schools in the fall of 1995, and, as of December 31, 2000, operated 113 schools with approximately 57,000 students.

         The Company provides the education program, recruits and manages personnel, and maintains and operates the facilities at each school it manages. The Company also assists charter school boards in obtaining facilities and related financing. As compensation for its services, the Company receives revenues which approximate, on a per pupil basis, the average per pupil spending of the school district in which the school is located.

3.       EQUITY OFFERING

         On October 5, 1999, the Board of Directors approved a proposal to amend and restate the Company's certificate of incorporation. On October 26, 1999, the amended and restated certificate of incorporation was approved by the Company's shareholders. The amended and restated certificate of incorporation became effective upon the closing of the Company's initial public offering on November 17, 1999 ("IPO") and, among other things, provided that outstanding Series A through G Preferred stock converted into Class A Common Stock upon the closing of the IPO with the number of shares upon conversion calculated as the original purchase price of each share plus accrued and unpaid dividends divided by the conversion price multiplied by nine-twentieths. In addition, each preferred share converted into a number of shares of Class B Common Sock upon the closing of the IPO calculated as the original purchase price for each share plus accrued and unpaid dividends divided by the conversion price multiplied by one-twentieth. Further, all outstanding shares of existing common stock converted into nine-twentieths of a share of Class A Common Stock and one-twentieth of a share of Class B Common Stock upon the closing of the IPO. All fractional shares of Class A Common Stock and Class B Common Stock were rounded up to the next larger number. Additional information concerning the IPO and changes in the Company's capital structure since June 30, 1999 may be found in the financial statements and notes thereto in the Annual Report on Form 10-K.

         In August 2000, the Company completed a secondary offering of an additional 3,350,000 shares of Class A Common for net proceeds of approximately $71.0 million. Also in August 2000, a philanthropic foundation exercised warrants to purchase 600,000 shares of Class A Common and paid the Company approximately $4.8 million. The shares obtained in such warrant exercise were sold along with the Company's shares in the secondary offering.

4.       NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares, such as convertible preferred stock, stock options, and warrants, have been excluded from the computation, as their effect is antidilutive for all periods presented.

         The pro forma basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock assuming conversion of convertible preferred stock outstanding during the period under the if-converted method. Each outstanding share of common and preferred stock automatically converted into 0.45 shares of Class A Common Stock and 0.05 shares of Class B Common Stock pursuant to the IPO discussed above. The calculations of basic and fully diluted net loss per share for the three and six month periods ended December 31, 2000 and 1999 are as follows:

                                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         DECEMBER       DECEMBER       DECEMBER       DECEMBER
                                                           2000           1999           2000           1999
                                                         --------       --------       --------       --------
Net Loss ..........................................      $ (3,191)      $ (6,044)      $(22,730)      $(21,713)
                                                         ========       ========       ========       ========
Class A Common Stock outstanding at beginning
   of period ......................................        43,949         17,328         39,558          9,282
Class B Common Stock outstanding at beginning
   of period ......................................         3,349          1,925          3,448          1,031
Add:
Issuance of Class A Common Stock
  (as if converted on a weighted average basis) ...            74          3,853          3,346          2,707
Issuance (conversion) of Class B Common Stock
  (as if converted on a weighted average basis) ...           (27)            37           (126)           105
                                                         --------       --------       --------       --------

Weighted average shares of common stock outstanding
   used in computing basic net loss per share .....        47,345         23,143         46,226         13,125
                                                         ========       ========       ========       ========
Basic and fully diluted net loss per share ........      $  (0.07)      $  (0.26)      $  (0.49)      $  (1.65)
                                                         ========       ========       ========       ========

The calculations of pro forma basic and fully diluted net loss per share for the three and six month periods ended December 31, 1999 are as follows:

                                                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE
                                                                                           AMOUNTS)
                                                                              THREE MONTHS         SIX MONTHS
                                                                                 ENDED                ENDED
                                                                               DECEMBER             DECEMBER
                                                                                 1999                 1999
                                                                               --------             --------
Net Loss...................................................................... $ (6,044)            $(21,713)
                                                                               ========             ========
Class A Common Stock outstanding at beginning of period.......................   31,241               28,187

Class B Common Stock outstanding at beginning of period.......................    3,471                3,132

Add:
Issuance of Class A Common Stock
  (as if converted on a weighted average basis)...............................    3,853                4,768
Issuance (conversion) of Class B Common Stock
  (as if converted on a weighted average basis)...............................       37                  334
                                                                               --------             --------
Pro forma weighted average shares of common stock outstanding
  used in computing basic and fully diluted net loss per share................   38,602               36,421
                                                                               ========             ========
Pro forma basic and fully diluted net loss per share.......................... $  (0.16)            $  (0.60)
                                                                               ========             ========

5.       LINE OF CREDIT

         In November 1999, the Company obtained a line of credit from Imperial Bank (the "LOC") which provided for borrowings of up to $10.0 million. The LOC was for three years and was to be used for seasonal working capital needs and other general corporate purposes. The Company terminated the LOC in November 2000.

6.       INVESTMENT IN KSIXTEEN LLC

         Effective July 1, 2000, Edison invested $35,000 to obtain a 35% interest in Ksixteen LLC ("Ksixteen"), a company organized to provide construction management, real estate development and financial advisory services to charter schools. The Company and Ksixteen have also entered into a master development agreement effective July 1, 2000 pursuant to which Ksixteen performs (at the Company's direction) construction management, real estate development and financing services on behalf of charter schools that have entered into management agreements with the Company. The Company reports its investment in Ksixteen under the equity method and, accordingly, recognizes its pro-rata share of the net income or loss of Ksixteen based on its ownership interest. For the quarter ended December 31, 2000, the Company recognized $3,500 of loss related to this investment.

7.       CREATION OF ALLIANCE-EDISON LLC

         On July 21, 2000, the Company formed Alliance-Edison LLC ("Alliance-Edison") by contributing $3.5 million for a 54.3% equity interest. Alliance-Edison was established for the purpose of constructing the Dayton View Academy charter school in Dayton, Ohio. Alliance-Edison's only asset is the Dayton View Academy charter school facility, which has been constructed under a five year ground lease (renewable for additional terms up to a total of 35 years) with the Dayton Metropolitan Housing Authority (the "Ground Lease"). Pursuant to the Ground Lease, Alliance-Edison has the option to purchase the land at the conclusion of the lease term. The Company has also guaranteed approximately $1.6 million of debt incurred by Alliance-Edison. The minority interest investor contributed $550,000 in cash and a note for $2.4 million, which reduced the minority interest in the accompanying condensed consolidated balance sheet.

8.       STOCK-BASED COMPENSATION

         In accordance with Financial Accounting Standards Board Interpretation 44 ("Fin 44"), the Company recognized in the three months ended December 31, 2000 a $234,000 non-cash charge to earnings resulting from a modification to a previously issued employee stock option award. Also in the same period, in accordance with Fin 44, a charge to earnings of $70,000 was recognized for certain former Edison employees. The employees were allowed to retain their stock options and vesting rights beyond their separation dates.

9.       NOTES AND OTHER RECEIVABLES

         The Company provides financing in the form of interest and non-interest bearing loans and advances to charter school boards to assist in the purchase or renovation of charter school facilities. Certain of the loans are evidenced by notes and other advances made in concert with a management contract without fixed repayment terms.

         At December 31, 2000, approximately $22.9 million of the approximate $42.1 million in notes and advances, net, are collateralized. At June 30, 2000, approximately $6.7 million of the approximate $28.0 million in notes and advances, net are collateralized. The remaining balances are uncollateralized and may be subordinated to other senior debt.

         In order for the loans to be repaid, the Company generally assists charter school boards in obtaining third party lender financing. Upon repayment of the loans to the Company, the Company may guarantee loans from the third party lender. The default by any charter school under a credit facility that is guaranteed by the Company may result in a claim against the Company for the full amount of the borrowings.

             Notes and other receivables consist of the following:

                                                    DECEMBER 31, 2000   JUNE 30, 2000
                                                    -----------------   -------------
                                                          (Dollars in thousands)
Notes receivable due from charter schools ........        $42,109        $16,366

Advances due from charter schools ................             --         11,673

Other receivables ................................          5,063          2,500
                                                          -------        -------
                                                           47,172         30,539
Less, Current portion ............................          8,349         14,515
                                                          -------        -------
Total notes and other receivables ................        $38,823        $16,024
                                                          =======        =======

10.      COMMITMENTS AND CONTINGENCIES

         LONG TERM LEASE OBLIGATIONS.

         The Company has entered into operating leases for four charter school facilities with lease terms in excess of the initial term of the management agreement for the schools operating in those facilities. The lease terms range from 15 to 20 years. In the event that the management agreements for the schools operating in these facilities are not renewed or are terminated, the Company would be obligated to continue paying rent on the facilities as follows:

                           Fiscal Year               Annual Rent Payments
                           -----------               --------------------
                             2001                     $3.0 million
                             2002                     $3.0 million
                             2003                     $3.0 million
                             2004                     $3.0 million
                             2005                     $3.0 million
                             Thereafter               $39.4 million

In the event of non-renewal or termination, the Company retains the right to sub-lease the property to another tenant.

         FUNDRAISING AGREEMENT

         Effective June 23, 2000, the Company entered into an agreement (the "Fundraising Agreement") with Alliance Community Schools ("ACS"), an entity that holds charters for the two schools managed by the Company in Ohio, pursuant to which the Company agreed to work together with ACS to raise $4.0 million in capital donations on behalf of ACS. Under the Fundraising Agreement, the Company is required to transfer its interest in Alliance-Edison, $3.5 million included in other assets at June 30, 2000, to ACS for $1 if (i) ACS raises $2.0 million by June 20, 2002 and (ii) if (a) the Company fails either to raise or contribute $405,000 from sources outside of the Dayton, Ohio area by March 1, 2001, or (b) the Company fails to raise or contribute a total of $2.0 million by June 30, 2002.

         LITIGATION

         The Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's financial position or results of operations.

         EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain of its executives. Such agreements may be terminated by either the executive or the Company at any time and provide, among other things, certain termination benefits. As of December 31, 2000, the aggregate termination benefits of the executives and certain other employees approximated $5.7 million.

         GUARANTEES

         The Company has guaranteed certain debt obligations of charter school boards with which it has management agreements. As of December 31, 2000, the Company had provided guarantees totaling approximately $15.5 million. The debt obligations mature from August 2001 to November 2005.

         As of December 31, 2000, the debt obligations of the charter school boards are current. Under the guarantor agreements, the Company is also required to maintain minimum cash balances that may increase under certain circumstances, as well as to satisfy certain financial reporting covenants.

         For the six months ended December 31, 2000, and for fiscal 1998, 1999 and 2000 all covenants as guarantor have been met except that the Company received waivers for June 30, 1998 and 1999, respectively, from one financial institution as of June 30, 1998 and 1999 due to non-compliance with a covenant that requires maintenance of certain minimum cash balances aggregating to $1.5 million at fiscal year end. These instances of non-compliance were cured on July 1, 1998 and July 5, 1999, respectively.

         The Company has indemnified a lender to one of our charter schools from any liability or obligations related to the threat or presence of any hazardous substance at the charter school facility, not to exceed $3.0 million.

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

OVERVIEW

         We are the nation's largest private operator of public schools serving students from pre-kindergarten through 12th grade. We contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on other public schools in the area. We opened our first four schools in August 1995 and have grown rapidly in every subsequent year, currently serving approximately 57,000 students in 113 schools located in 21 states across the country and the District of Columbia.

         From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of December 31, 2000, our accumulated deficit since November 1996 was approximately $138.2 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We believe that period-to-period comparisons of our operating results may not be meaningful because of our rapid growth and the evolving nature of our business and our limited operating history.

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

         - Books and other materials to support the Edison curriculum and school design; and

         -       Upgrades in facilities.

REVENUE FROM EDUCATIONAL SERVICES

         Our revenue is principally derived from contractual relationships to manage and operate contract and charter schools. We also receive small amounts of revenue, which represented less than 0.8% of total revenue for the six months ended December 31, 2000, from the collection of after-school program fees and food service costs. We receive per-pupil revenue from local, state and federal sources, including Title I and special education funding, in return for providing comprehensive education to our students. The per-pupil revenue is generally comparable to the funding spent on other public schools in the area. We recognize revenue for each school pro rata over the 11 months from August through June. Because the amount of revenue we receive for operating each school depends on the number of students enrolled, achieving site-specific enrollment objectives is necessary for satisfactory financial performance at the school. Both the amount of per-pupil revenue and the initial enrollment at each school can be reasonably estimated at the beginning of the school year and generally tend not to vary significantly throughout the year. For these reasons, our revenue for each school year is largely predictable at the beginning of the school year.

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

PRE-OPENING EXPENSES

         Pre-opening expenses consist principally of various administrative and personnel costs incurred prior to the opening of a new school or the expansion of an existing school, particularly the costs for the initial training and orientation of professional staff, recruitment and travel expenses and expenses for temporary offices and staff. In connection with the establishment of a new school, we seek to hire the school's principal several months in advance of the school's opening. This allows the principal to hire staff, most of who receive substantial professional training in the Edison education design prior to the first day of school. Pre-opening expenses generally are first incurred in the fourth quarter of the fiscal year prior to the school's opening or expansion and continue into the first quarter of the fiscal year in which the school opens. These costs are expensed as incurred.

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

ENROLLMENT

         Our annual budgeting process establishes site-specific revenue and expense objectives, which include assumptions about enrollment and anticipated per-student funding. While our budgets include desired enrollment levels, we do not attempt to maximize enrollment based upon the physical capacity of our facilities. Our budgets are designed to achieve both financial and academic goals, both of which we believe are critical to the ongoing success of our business. Therefore, our budgets are designed to achieve the proper balance between financial performance and academic standards. While administered closely at each school, our school enrollment levels are evaluated by management in the aggregate.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 31, 2000 COMPARED TO FISCAL QUARTER ENDED DECEMBER 31, 1999

         Revenue from Educational Services. Our revenue from educational services increased to $102.3 million for the three months ended December 31, 2000 from $61.6 million for the same period of the prior year, an increase of 66.1%. The increase was primarily due to a 52.0% increase in student enrollment from 37,500 in the 1999-2000 school year to 57,000 in the 2000-2001 school year, reflecting both the opening of new schools and the expansion of existing schools.

         Direct Site Expenses. Our direct site expenses increased to $84.9 million for the three months ended December 31, 2000 from $51.7 million for the same period of the prior year, an increase of 64.2%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 52.0% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $67.3 million for the three months ended December 31, 2000 from $43.8 million for the same period of the prior year.

         Gross Site Contribution and Margin. Our gross site contribution was $17.4 million for the three months ended December 31, 2000 compared to $9.9 million for the same period of the prior year. The corresponding gross site margin increased to 17.0% for the three months ended December 31, 2000 from 16.1% for the same period of the prior year. The increase in gross site contribution of $7.5 million resulted from the larger revenues for the three month period ended December 31, 2000 and improved gross site margin.

         Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $11.6 million for the three months ended December 31, 2000 from $9.6 million for the same period of the prior year, an increase of 20.8%. The increase was substantially due to greater personnel costs resulting from an increase of approximately 65 headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff. The increase was partially offset by a vendor rebate of approximately $800,000 related to the design and implementation of our technology program. Administration, curriculum and development expenses also includes $697,000 of non-cash stock-based compensation we incurred in the three months ended December 31, 2000 compared to $800,000 for the same period of the prior year.

         Pre-opening Expenses. Our pre-opening expenses increased to $1.1 million for the three months ended December 31, 2000 from $1.0 million for the same period of the prior year, an increase of 10.0%. This increase was associated primarily with opening new schools and expanding existing schools for the 2000-2001 school year, with 19,500 new students enrolled compared to approximately 13,600 new students enrolled in the prior school year. Excluding the non-cash charges discussed above, the combined administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 11.7% for the three months ended December 31, 2000 from 15.9% for the same period of the prior year.

         Depreciation and Amortization. Our depreciation and amortization increased to $8.6 million for the three months ended December 31, 2000 from $5.5 million for the same period of the prior year, an increase of 56.4%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, particularly the issuance of home computers, and facility improvements related to the 52.0% increase in student enrollment. The increase was also due to approximately $190,000 of amortization expense related to obligations assumed in connection with our June 2000 contract with the Inkster School District.

         EBITDA, Net of Other Charges. EBITDA, net of other charges, means the net income or loss we would have shown if we did not take into consideration our net interest expense, gain or loss from disposal of property and equipment, income tax expense, depreciation and amortization, stock based compensation and non-recurring design team compensation. This amount for the three months ended December 31, 2000, was $5.4 million compared to $130,000 for the same period of the prior year. The increase primarily resulted from a higher gross site margin and lower administration, curriculum and development, and pre-opening expenses as a percentage of revenue. On a per-student basis, EBITDA improved to $94 compared to $3 for the same period one year ago.

         Other Income and Expense. Other income, net was $924,000 for the three months ended December 31, 2000 compared to $164,000 in the same period for the prior year. The increase was primarily due to increased interest income resulting from higher invested cash balances. Interest income was partially offset by increased interest expense from expanded borrowings.

         Provision for State Taxes. For the three months ended December 31, 2000, the provision for taxes reflects corporate state income taxes arising from our operation of several sites.

THE SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999

         Revenue from Educational Services. Our revenue from educational services increased to $167.1 million for the six months ended December 31, 2000 from $102.7 million for the same period of the prior year, an increase of 62.7%. The increase was primarily due to a 52% increase in student enrollment from 37,500 in the 1999-2000 school year to 57,000 in the 2000-2001 school year, reflecting both the opening of new schools and the expansion of existing schools.

         Direct Site Expenses. Our direct site expenses increased to $145.5 million for the six months ended December 31, 2000 from $90.7 million for the same period of the prior year, an increase of 60.4%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 52% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $116.6 million for the six months ended December 31, 2000 from $72.9 million for the same period of the prior year.

         Gross Site Contribution and Margin. Our gross site contribution was $21.6 million for the six months ended December 31, 2000 compared to $12.0 million for the same period of the prior year. The corresponding gross site margin increased to 12.9% for the six months ended December 31, 2000 from 11.7% for the same period of the prior year. The increase in gross site contribution of $9.6 million resulted from the larger revenues for the six months ended December 31, 2000 combined with improved gross site margin.

         Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $23.7 million for the six months ended December 31, 2000 from $20.2 million for the same period of the prior year, an increase of 17.3%. The increase was substantially due to greater personnel costs resulting from approximately 65 headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff. The increase was partially offset by a vendor rebate of approximately $800,000 related to the design and implementation of our technology program. Administration, curriculum and development expenses also includes $1.1 million of non-cash stock-based compensation we incurred in the six months ended December 31, 2000 compared to $1.9 million for the same period of the prior year.

         Pre-opening Expenses. Our pre-opening expenses increased to $6.3 million for the six months ended December 31, 2000 from $4.5 million for the same period of the prior year, an increase of 40.0%. This increase was associated primarily with opening new schools and expanding existing schools for the 2000-2001 school year, with 19,500 new students enrolled compared to approximately 13,600 new students enrolled one year earlier. Excluding the non-cash charges discussed above, administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 17.4% for the six months ended December 31, 2000 from 22.1% for the same period of the prior year.

         Depreciation and Amortization. Our depreciation and amortization increased 72.5% to $15.7 million for the six months ended December 31, 2000 from $9.1 million for the same period of the prior year. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to the 52% increase in student enrollment. In addition, the earlier delivery and installation of the aforementioned capital assets at the sites during in the current school year generated additional depreciation. The increase was also due to approximately $380,000 of amortization expense related to obligations assumed in connection with our June contract with the Inkster School District.

         EBITDA, Net of Other Charges. EBITDA, net of other charges, means the net income or loss we would have shown if we did not take into consideration our net interest expense, gain or loss from disposal of property and equipment, income tax expense, depreciation and amortization, stock based compensation and non-recurring design team compensation. This amount for the six months ended December 31, 2000 was a negative $7.4 million compared to a negative $10.7 million for the same period of the prior year. The improved negative EBITDA resulted primarily from higher gross site margin and lower administration, curriculum and development, and pre-opening expenses as a percentage of revenue. On a per-student basis, negative EBITDA improved to $129 compared to $287 for the same period one year ago.

         Other Income and Expenses. Other income, net was $2.3 million for the six months ended December 31, 2000 compared to other expense, net of $33,000 in the same period of the prior year. The increase was primarily due to increased interest income resulting from higher invested cash balances. Interest income was partially offset by increased interest expense from expanded borrowings.

         Provision for State Taxes. For the six months ended December 31, 2000, the provision for taxes reflects corporate state income taxes arising from our operation of several sites.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically operated in a negative cash flow position. To date, we have financed our cash needs through a combination of equity and debt financing. As of January 31, 2001, we have entered into financing and capital lease arrangements with several lenders for a total of $13.0 million, of which $5.0 million remains available, to finance our technology related expenditures in the current fiscal year. We also have a commitment from another lender for an additional $7.3 million. Although we have successfully obtained financing in fiscal 2001 and in the past for technology and facilities-related expenditures, there can be no assurance that we will be able to obtain such financing, or on favorable terms, in the future.

         For the six months ended December 31, 2000, we used approximately $24.5 million for operating activities. This use primarily resulted from $22.7 million of net loss and a $17.6 million net decrease in working capital accounts partially offset by depreciation and amortization totaling $14.5 million and non-cash stock-based compensation expense of $1.1 million.

         For the six months ended December 31, 2000, we used approximately $50.4 million in investing activities. During this period, we invested approximately $36.4 million in our schools and central office. This amount includes the investments we made in technology and curriculum in each of the schools we open. We have also advanced funds to six of our charter board clients or their affiliates to help obtain, renovate and complete school facilities. The amounts advanced for the six months ended December 31, 2000 were approximately $25.0 million. During this same period, we also received approximately $8.9 million in repayments on advances previously made. Also, the Company disposed of leasehold improvements totaling approximately $1.1 million. In July 2000, we received an equity contribution of $550,000 from the minority shareholder of our consolidating subsidiary.

         For the six months ended December 31, 2000, we received $74.9 million from our financing activities. In August 2000, we completed a secondary offering in which we sold 3.4 million shares of Class A Common Stock for net proceeds of approximately $71.0 million. Also in August 2000, a philanthropic foundation exercised warrants to purchase 600,000 shares of Class A Common Stock and paid to the Company approximately $4.8 million. For the same period, we received approximately $1.4 million in proceeds from financing arrangements for computers and other technology and $4.5 million from facilities financings. These proceeds were partially offset by the repayments of notes payable and capital lease obligations of approximately $6.9 million.

         We expect our cash on hand, together with borrowings under financing arrangements to finance technology and facilities-related expenditures together with expected reimbursements of advances we have made to charter boards, will be sufficient to meet our working capital needs to operate our existing business and schools for the next twelve months. The Company's near term capital needs are generally growth related and are dependent upon the Company's rate of growth and its mix of independent charter schools versus contract schools. Independent charter schools usually require us to advance funds to help charter boards obtain, renovate and complete school facilities. As a result, our need for additional funding will be impacted by our ability and desire to adjust the mix of new and existing charter and contract schools for the 2001-2002 school year. Also, we will likely require additional funding if our growth continues at our similar historical rate and our new schools for the 2001-2002 school year are of similar mix as the 2000-2001 school year.

         In November 1999, we obtained a line of credit from Imperial Bank, which provided for borrowings of up to $10.0 million. The line of credit had a term of three years and was to be used for seasonal working capital needs and other general corporate purposes. The interest rate on the line of credit was LIBOR plus 4%, it was secured by our general assets and was subject to financial covenants and restrictions, including the prohibition on the payment of dividends. We terminated the line of credit in November 2000 and expect to seek an alternative similar financing arrangement. However, we cannot be certain that we will be able to obtain such a similar financing arrangement on favorable terms, if at all.

         Our longer term requirements are for capital to fund operational losses, capital expenditures related to growth and for anticipated working capital needs and general corporate purposes. We expect to fund such expenditures and other longer term liquidity needs with cash generated from operations, the proceeds from the secondary offering and additional debt and/or equity offerings. Depending on the terms of any financing arrangements, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

         In June 2000, we received a financing commitment for a 36 month lease with Cisco Systems Credit Corporation. This lease will be used to finance, and be collateralized by, certain equipment to be placed in schools. The lease commitment is up to $2.4 million and has an effective rate of 11.0%. No amounts were outstanding under this commitment at January 31, 2001.

         On November 8, 2000, a charter board client obtained approximately $11.4 million of permanent financing secured by certain of their school facilities. We received $7.3 million from that financing as partial repayment of outstanding advances related to the improvement of the facilities and a note for $4.3 million, for the balance of the advance, which is secured by a second mortgage in the facilities. As part of the financing arrangement, we have guaranteed $8.6 million of the debt.

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

    Capital expenditures estimated to be incurred during fiscal 2001, which include estimates for schools opening in the 2000-2001 and 2001-2002 school years, are approximately $80 million, including approximately $29 million for computers and other technology, approximately $20 million for curriculum materials and approximately $31 million for the purchase and renovation of real property (including our new corporate headquarters). Our rate of growth for the 2001-2002 school year, as discussed above, could increase or decrease these estimates. Also, for more information on the corporate headquarters project, see below - "We may incur substantial costs if we are unable to complete our Edison corporate headquarters project" and "Properties." For the remainder of the current fiscal year, we expect to make further advances or loans of approximately $48 million to charter board clients to help secure and renovate school properties. We expect that a significant portion of these loans will be refinanced through third parties. We are also implementing enterprise-wide computer and software packages. Such systems include financial reporting, payroll, purchasing, accounts payable, human resources and other administrative modules as well as a student data and school management package. In addition to the amounts discussed above, we expect expenditures for the software packages, together with related hardware, implementation costs and other maintenance expenditures, will total approximately $15 to $20 million through fiscal 2003. Through December 31, 2000, we have expended approximately $7.2 million and we expect to expend approximately $3.5 million in the remainder of the current fiscal year.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES IN THE FUTURE

    We have incurred substantial net losses in every fiscal period since we began operations. For the quarter year ended December 31, 2000, our net loss was $3.2 million. As of December 31, 2000, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $138.2 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our Class A Common Stock and our ability to raise capital and continue operations.

THE PRIVATE, FOR-PROFIT MANAGEMENT OF PUBLIC SCHOOLS IS A RELATIVELY NEW AND UNCERTAIN INDUSTRY, AND IT MAY NOT BECOME PUBLICLY ACCEPTED

    Our future is highly dependent upon the development, acceptance and expansion of the market for private, for-profit management of public schools. This market has only developed recently and we are among the first companies to provide these services on a for-profit basis. We believe the first meaningful example of a school district contracting with a private company to provide core instructional services was in 1992, and we opened our first schools in August 1995. The development of this market has been accompanied by significant press coverage and public debate concerning for-profit management of public schools. If this business model fails to gain acceptance among the general public, educators, politicians and school boards, we may be unable to grow our business and the market price of our Class A Common Stock would be adversely affected.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO IMPROVE THE ACADEMIC ACHIEVEMENT OF THE STUDENTS ENROLLED IN OUR SCHOOLS, AND WE MAY FACE DIFFICULTIES IN DOING SO IN THE FUTURE

    We believe that our growth will be dependent upon our ability to demonstrate general improvements in academic performance at our schools. Our management agreements contain performance requirements related to test scores. As average student performance at our schools increases, whether due to improvements in achievement over time by individual students in our schools or changes in the average performance levels of new students entering our schools, aggregate absolute improvements in student performance will be more difficult to achieve. If academic performance at our schools declines, or simply fails to improve, or is perceived to decline, we could lose business and our reputation could be seriously damaged, which would impair our ability to gain new business or renew existing school management agreements.

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

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN HIGHLY SKILLED PRINCIPALS AND TEACHERS IN THE NUMBERS REQUIRED TO GROW OUR BUSINESS

    Our success depends to a very high degree on our ability to attract and retain highly skilled school principals and teachers. We hired 46 new principals and approximately 2,000 new teachers to meet our needs for our new and existing schools for the 2000-2001 school year. Currently, there is a well-publicized nationwide shortage of teachers and other educators in the United States. In addition, we may find it difficult to attract and retain principals and teachers for a variety of reasons, including the following:

    - we generally require our teachers to work a longer day and a longer year than most public schools;

    - we tend to have a larger proportion of our schools in challenging locations, such as low-income urban areas, which may make attracting principals and teachers more difficult; and

    - we believe that we generally impose more accountability on principals and teachers than do public schools as a whole.

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

WE ARE DEPENDENT UPON IBM TO A LARGE DEGREE TO MANAGE OUR TECHNOLOGY INFRASTRUCTURE

    We recently announced that we have selected IBM to provide the computers and related software for use in our schools and classrooms, as well as the networking hardware and network management software necessary to connect our schools nationwide. IBM has performed a significant portion of the installation, implementation and integration services necessary for the deployment of this technology for the new schools we opened in the 2000-2001 school year. Implementation and integration will continue over time to older schools, with the result that we will operate some schools using the new IBM platform at the same time we operate schools on our existing platform, which is based largely on Apple and other non-IBM technologies. We may face significant difficulties and delays in this complex implementation, as well as difficulties in the transition from our existing system to the new IBM system. Additionally, we may face unforeseen implementation costs. We have also engaged the services of IBM to manage significant portions of our technology function, and any unsatisfactory performance on the part of IBM could seriously impair the operations of our schools. If we experience implementation or transition difficulties or delays, or unexpected costs, our financial performance could be harmed and our reputation could be compromised.

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

    Our management agreements generally have a term of five years. When we expand by adding an additional school under an existing management agreement, the term with respect to that school generally expires at the end of the initial five-year period. We have limited experience in renewing management agreements, and we cannot be assured that any management agreements will be renewed at the end of their term. A management agreement covering two schools expired after the 1999-2000 school year and was not renewed. Management agreements representing 12 schools, accounting for 17.3% of our total revenue for fiscal 2000, will expire at the end of the 2000-2001 school year, and agreements representing 12 schools, accounting for 13.8% of our total revenue for fiscal 2000, will expire at the end of the 2001-2002 school year. In addition, management agreements representing 15 schools, accounting for 18.2% of our total revenue for fiscal 2000, are terminable by the school district or charter board at will, with or without good reason, and all of our management agreements may be terminated for cause, including a failure to meet specified educational standards, such as academic performance based on standardized test scores. In addition, as a result of payment disputes or changes within a school district, such as changes in the political climate, we do from time to time face pressure to permit a school district or charter board to terminate our management agreement even if they do not have a legal right to do so. It is likely that each year some management agreements will expire, unrenewed, or be terminated prior to expiration. If we do not renew a significant number of management agreements at the end of their term, or if management agreements are terminated prior to their expiration, our reputation and financial results would be adversely affected.

OUR MANAGEMENT AGREEMENTS INVOLVE FINANCIAL RISK

    Under all of our management agreements, we agree to operate a school in return for per-pupil funding that generally does not vary with our actual costs. To the extent our actual costs under a management agreement exceed our budgeted costs, or our actual revenue is less than planned because we are unable to enroll as many students as we anticipated or for any other reason, we could lose money at that school. In addition, from time to time, we may have disagreements with our clients as to the actual amount, or the method of calculating the revenue owed to us under the terms of the management agreements, resulting in lower revenue than planned. We are generally obligated by our management agreements to continue operating a school for the duration of the contract even if it becomes unprofitable to do so.

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

WE COULD LOSE MONEY IF WE UNDERESTIMATE THE REAL ESTATE COSTS ASSOCIATED WITH ACQUIRING OR RENOVATING A CHARTER SCHOOL

    If we incur unexpected real estate cost overruns in acquiring or renovating a charter school, we could lose money in operating the school. Our decision to enter into a management agreement for a charter school, and our estimate of the financial performance of the charter school, is based, in part, on the estimated facility financing cost associated with renovating an existing facility or building a new facility to house the charter school. This cost varies widely from minimal amounts for minor upgrades to between $4.0 million and to more than $8.0 million for new construction. Each charter school absorbs a portion of its facility financing costs each year through its leasing and similar expenses. If these expenses exceed our estimates for the charter school, the charter school could lose money and our financial results would be adversely affected.

WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOL BOARDS THAT MAY NOT BE
REPAID

    As of December 31, 2000, we had advances or loans to charter school boards totaling approximately $43.5 million to finance the purchase or renovation of school facilities we manage. We have not charged interest on approximately $13.7 million on these loans and advances. Approximately $20.6 million of these loans, representing eighteen schools, are uncollateralized or subordinated to a senior lender. Loans to one school of $9.8 million, may be accelerated upon termination of the corresponding management agreement with the charter school. We currently expect to make additional advances of approximately $48 million in the current fiscal year. If these advances or loans are not repaid when due, our financial results could be adversely affected.

WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

    We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. While the charter board is generally responsible for locating and financing its own school building, the holders of school charters, which are often non-profit organizations, typically do not have the resources required to obtain the financing necessary to secure and maintain the school building. For this reason, if we want to obtain a management agreement with the charter board, we must often help the charter board arrange for the necessary financing. For nine of our charter schools, we have entered into a long-term lease for the school facility which exceeds the current term of the management agreement by as much as 15 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of December 31, 2000, our aggregate future lease obligations totaled $55.5 million, with varying maturities over the next 20 years. In nine of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. As of December 31, 2000, the amount of loans we had guaranteed totaled $15.5 million. In addition, we have indemnified a lender to one of our charter schools from any liability or obligations related to the threat or presence of any hazardous substance at the charter school facility.

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

WE MAY INCUR SUBSTANTIAL COSTS IF WE ARE UNABLE TO COMPLETE OUR EDISON CORPORATE HEADQUARTERS PROJECT

    We have entered into a contract to purchase a lot located in the Harlem section of the borough of Manhattan in New York City for a purchase price of $10 million. We intend to develop the property in partnership with the Museum of African Art for a mixed-use project consisting of our corporate headquarters, a charter school and a museum. We have not yet received the necessary zoning approvals for this project. We have paid $3.5 million to the current owner of the property. If we are unable to obtain the necessary zoning approvals by April 11, 2001, or if prior to that time we decide to terminate the contract, we will be forced either to forfeit any amounts paid to the current owner or to purchase the property without the zoning approvals. In addition, we do not currently have a contract with the Museum of African Art for this project or an agreement with any party to operate a charter school on that site. We must also acquire additional property adjacent to the lot to house the entire project. If we are unable to acquire the additional property, we will be required to reduce the size of the project.

WE RELY ON GOVERNMENT FUNDS FOR SPECIFIC EDUCATION PROGRAMS, AND OUR BUSINESS COULD SUFFER IF WE FAIL TO COMPLY WITH RULES CONCERNING THE RECEIPT AND USE OF THE FUNDS

    We benefit from funds from federal and state programs to be used for specific educational purposes. Funding from the federal government under Title I of the Elementary and Secondary Education Act, which provides federal funds for children from low-income families, accounted for approximately 6% of our total revenue for the six months ended December 31, 2000. During the same period we estimate that funding from other federal and state programs accounts for an additional 10% of our total revenue. A number of factors relating to these government programs could lead to adverse effects on our business:

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

THE OPERATION OF OUR CHARTER SCHOOLS DEPENDS ON THE MAINTENANCE OF THE UNDERLYING CHARTER GRANT

    Our charter schools operate under a charter that is typically granted by a state authority to a third-party charter holder, such as a community group or established non-profit organization. Our management agreement in turn is with the charter holder or the charter board. If the state charter authority were to revoke the charter, which could occur based on actions of the charter board outside of our control, we would lose the right to operate that school. In addition, many state charter school statutes require periodic reauthorization. Charter schools accounted for 36% of our total revenue in fiscal 2000 or $79.6 million and 36% of our total revenues for the six months ended December 31, 2000 or $60.9 million. If state charter school legislation were not reauthorized or were substantially altered in a meaningful number of states, our business and growth strategy would suffer and we could incur losses.

OUR OFFICERS AND DIRECTORS WILL EXERCISE SIGNIFICANT CONTROL OVER OUR AFFAIRS, WHICH COULD RESULT IN THEIR TAKING ACTIONS OF WHICH OTHER STOCKHOLDERS DO NOT APPROVE

    Based upon their holdings at December 31, 2000, our officers and directors and entities affiliated with them together beneficially own 11,217,397 shares of Class A Common Stock and 2,015,697 shares of Class B Common Stock. These shares represent approximately 26.8% of the voting power of the Class A Common Stock, including the ability to elect one of the seven Class A directors; approximately 54.8% of the voting power of the Class B Common Stock, including the ability to elect two Class B directors; and approximately 37.3% of the combined voting power of the Class A and Class B Common Stock. Of the shares beneficially owned by our officers and directors and others affiliated with them, 3,309,240 shares of Class A Common Stock and 353,223 shares of Class B Common Stock are subject to options exercisable within 60 days of December 31, 2000. These stockholders, if they act together, will be able to exercise significant influence over all matters requiring approval by our stockholders, including the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change of control is proposed.

    In addition, H. Christopher Whittle, our President and Chief Executive Officer and a director, beneficially owns 4,182,647 shares of Class A Common Stock and 1,276,423 shares of Class B Common Stock. These shares represent approximately 11.6% of the voting power of the Class A Common Stock; approximately 36.4% of the voting power of the Class B Common Stock, including the ability to elect one of the four Class B directors; and approximately 20.9% of the combined voting power of the Class A and Class B Common Stock. Of the shares beneficially owned by Mr. Whittle and his affiliates, 1,721,030 shares of Class A Common Stock and 189,745 shares of Class B Common Stock are subject to options exercisable within 60 days of December 31, 2000. Mr. Whittle and his affiliates also own options not exercisable within 60 days of December 31, 2000 covering 2,721,718 shares of Class A Common Stock and 292,784 shares of Class B common stock. To the extent Mr. Whittle exercises these options, his voting power will be increased. In addition, if the other holders of Class B Common Stock sell a significant portion of their Class B Common Stock, the voting power of Mr. Whittle's Class B Common Stock will further concentrate. Also, if the other holders of Class B Common Stock reduce their common stock holdings below a specified threshold, then their Class B Common Stock will automatically convert into Class A Common Stock, further increasing Mr. Whittle's voting power. The Class B Common Stock generally converts into Class A Common Stock upon its transfer. However, shares of Class B Common Stock transferred to Mr. Whittle do not automatically convert into Class A Common Stock. Consequently, Mr. Whittle can also increase his voting power by acquiring shares of Class B Common Stock from other stockholders.

PLEDGES OF SHARES OF OUR COMMON STOCK BY MR. WHITTLE COULD RESULT IN VOTING POWER SHIFTING TO THE HANDS OF HIS LENDERS

    Mr. Whittle and WSI Inc., a corporation controlled by Mr. Whittle, directly or indirectly own 3,144,271 shares of Class A Common Stock and 1,161,047 shares of Class B Common Stock, including an aggregate of 761,625 shares of Class A Common Stock and 84,625 shares of Class B Common Stock which represents WSI's interest in a limited partnership and a limited liability company that hold Edison stock. These figures include shares issuable upon the exercise of options within 60 days of December 31, 2000. Mr. Whittle and WSI have pledged to Morgan Guaranty Trust Company of New York all of their direct and indirect interests in Edison to secure personal obligations. These obligations become due in February 2003 and interest on these obligations is payable monthly. In addition, Mr. Whittle may not vote his Class A Common Stock and Class B Common Stock on any matter other than the election or removal of directors without Morgan's prior written consent. Of these shares, Morgan allowed WSI to pledge up to 900,002 shares to other lenders. Upon satisfaction of WSI's obligations to the other lenders, these shares would revert back to being pledged to Morgan.. If Mr. Whittle and WSI were to default on their obligations to Morgan and Morgan were to foreclose on its pledge, the Class B Common Stock transferred directly or indirectly to Morgan would be converted into Class A Common Stock. Thereafter, based on current holdings, and assuming the shares pledged to the other lenders revert to the Morgan pledge, Morgan, together with its affiliates who are currently stockholders of Edison, would beneficially own 6,866,019 shares of Class A Common Stock, including shares subject to options exercisable within 60 days of December 31, 2000. The holdings of Morgan and its affiliates would then represent 15.1%of the voting power of the Class A Common Stock, 12.1% of the voting power of the Class B Common Stock and 14.1% of the combined voting power. This would enable Morgan to exercise greater influence over corporate matters.

OUR STOCK PRICE MAY BE VOLATILE

    The market price of the Class A Common Stock may fluctuate significantly in response to the risks discussed above, as well as other factors, some of which are beyond our control. These other factors include:

    -   variations in our quarterly operating results;

    -   changes in securities analysts' estimates of our financial performance;

    -   changes in public perception of our schools' academic performance;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We currently have market risk sensitive instruments related to interest rates. We had outstanding long-term notes payable of $22.9 million at December 31, 2000. Interest rates on the notes are fixed and range from 12.2% to 20.4% per annum and have terms of 36 to 48 months.

    We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

    Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $52.6 million at December 31, 2000. We invest cash mainly in money market accounts and other investment-grade securities. We do not purchase or hold derivative financial instruments for trading purposes.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are involved in various legal proceedings from time to time incidental to the conduct of our business. For example, we are currently involved in lawsuits filed in Dallas, Texas, Baltimore, Maryland and Peoria, Illinois questioning the authority of these schools districts to enter into management agreements with us. In addition, the school district of York, Pennsylvania has appealed the decision of the Charter Appeals Board, an entity created by operation of the state's charter law, granting a charter to one of our clients. We currently believe that any ultimate liability arising out of such proceedings will not have a material adverse effect on its financial condition or results of operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On November 30, 2000, Edison held its Annual Meeting of Stockholders. Of 43,953,599 shares of Class A Common Stock entitled to vote, 30,723,421 were present at the meeting or represented by proxy, and of 3,348,608 shares of Class B Common Stock entitled to vote, 2,365,115 were present at the meeting or represented by proxy. The following sets forth a description of each matter voted on and the votes cast.

         1) A proposal to elect 11 directors for the following year. The holders of Class A Common Stock and Class B Common Stock voted separately in the election of directors, with the holders of Class A Common Stock entitled to elect four directors and the holders of Class A Common Stock entitled to elect seven directors.

         Directors elected by the holders of Class A Common Stock:

                                            Number of Shares of Class A Common Stock
                                                     For                        Withheld
         Christopher D. Cerf                         29,468,900                 1,254,521
         Joan Ganz Cooney                            30,659,081                    64,340
         Ramon C. Cortines                           30,190,604                   532,817
         Reverend Floyd H. Flake                     30,670,681                    52,740
         Jonathan Newcomb                            30,667,121                    56,300
         Benno C. Schmidt, Jr.                       30,670,681                    52,740
         William F. Weld                             30,657,826                    65,595

         Directors elected by the holders of Class B Common Stock:

                                            Number of Shares of Class B Common Stock
                                                     For                        Withheld
         John W. Childs                              2,365,115                      0
         Charles J. Delaney                          2,365,115                      0
         Jeffrey T. Leeds                            2,365,115                      0
         H. Christopher Whittle                      2,365,115                      0

For the following matters, both classes of common stock voted together as a single class, with each share of Class A Common Stock entitled to cast one vote and each share of Class B Common Stock entitled to cast ten votes.

         2) A proposal to approve (i) an amendment to Edison's 1999 Stock Incentive Plan to increase the total number of shares of Class A Common Stock authorized for issuance thereunder from 2,500,000 shares to 4,500,000 shares, and (ii) the continuance of Edison's 1999 Stock Incentive Plan, as amended.

                  For the above referenced proposal, 49,882,190 votes were cast in favor of the proposal, 4,467,706 votes were cast against the proposal, and 24,675 votes were withheld.

         3) A proposal to ratify Board of Directors' selection of PricewaterhouseCoopers LLP as Edison's independent auditors for the current year.

                  For the above referenced proposal, 54,315,486 votes were cast in favor of the proposal, 46,995 votes were cast against the proposal, and 12,090 votes were withheld.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

List of Exhibits

        27 Financial Data Schedule

Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EDISON SCHOOLS INC.

Date:  February 13, 2001     /s/ H. Christopher Whittle
                                 ----------------------------
                                 H. Christopher Whittle
                                 President, Chief Executive Officer and Director

Date:  February 13, 2001     /s/ Adam Feild
                                 ----------------------------
                                 Adam Feild
                                 Chief Financial Officer