Form 10-Q
period 2001-03-31
EDISON SCHOOLS INC
filed 2001-05-14
CIK 1089567

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                  (MARK ONE)

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that theregistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1) Yes X No (2) Yes X No

      The number of shares outstanding of each of the Registrant's classes of common stock:

                                  48,826,583

 (Number of shares of Class A Common Stock Outstanding as of April 30, 2001)

                                  2,438,478

 (Number of shares of Class B Common Stock Outstanding as of April 30, 2001)

                             EDISON SCHOOLS INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001


                                                                                                        Page
                                                                                                        ----

PART I. FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS
                Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
                   June 30, 2000...................................................................         3
                Condensed Consolidated Statements of Operations for the Three Months and
                  Nine Months Ended March 31, 2001 and 2000 (unaudited)............................         4
                Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                  March 31, 2001 and 2000 (unaudited)..............................................         5
                Notes to Condensed Consolidated Financial Statements (unaudited)...................      6-11
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS...............................................     11-26
        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................        27

PART II. OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS..................................................................        28
        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................        28
        ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................................        28
        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................        28
        ITEM 5. OTHER INFORMATION..................................................................        28
        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................................        28
                SIGNATURES.........................................................................        29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             EDISON SCHOOLS INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                         MARCH 31,
                                                                           2001        JUNE 30,
                                                                        (UNAUDITED)      2000
                                                                       ------------  ------------
ASSETS:
Current assets:
   Cash and cash equivalents .....................................     $   110,340   $    52,644
   Accounts receivable............................................          54,006        33,753
   Notes and other receivables....................................           9,909        14,515
   Other current assets ..........................................           4,985         3,620
                                                                       ------------  ------------
     Total current assets ........................................         179,240       104,532

Property and equipment, net.......................................         136,365        98,134
Restricted cash ..................................................           6,593         3,387
Notes and other receivables.......................................          48,657        16,024
Stockholder notes receivable......................................           9,314         8,802
Investments.......................................................           8,075         8,025
Other assets......................................................          12,891        12,126
                                                                       ------------  ------------

     Total assets.................................................     $   401,135   $   251,030
                                                                       ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current portion of long term debt..............................     $    16,700   $    11,838
   Accounts payable...............................................          13,167        15,453
   Accrued expenses...............................................          22,473        16,211
                                                                       ------------  ------------
     Total current liabilities....................................          52,340        43,502

Long term debt, less current portion..............................          25,453        17,830
Stockholders' notes payable.......................................           6,611         6,611
Other liabilities.................................................             762           574
                                                                       ------------  ------------
   Total liabilities .............................................          85,166        68,517
                                                                       ------------  ------------

Minority interest in subsidiary...................................             500             -
                                                                       ------------  ------------

Common stock:
   Class A common, par value $.01; 150,000,000 shares authorized;
    48,793,479 and 39,558,746 shares issued and outstanding at
    March 31, 2001 and June 30, 2000, respectively ...............             488           396

   Class B common, par value $.01; 5,000,000 shares authorized;
    2,438,478 and 3,448,004 shares issued and outstanding at
    March 31, 2001 and June 30, 2000, respectively................              25            34

Additional paid-in capital........................................         465,012       303,061
Unearned stock-based compensation.................................          (2,807)       (3,160)
Accumulated deficit...............................................        (144,800)     (115,518)
Stockholder note and accrued interest receivable .................          (2,449)       (2,300)
                                                                       ------------  ------------
     Total stockholders' equity...................................         315,469       182,513
                                                                       ------------  ------------

     Total liabilities and stockholders' equity...................     $   401,135    $  251,030
                                                                       ============  ============


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements

                              EDISON SCHOOLS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                                                                   (UNAUDITED)
                                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                              MARCH 31,     MARCH 31,      MARCH 31,     MARCH 31,
                                                                                2001           2000          2001          2000
                                                                            -------------- ------------- -------------- ------------
Revenue from educational services....................................       $      99,604  $     61,531  $     266,690  $   164,278
Education and operating expenses:
     Direct site expenses............................................              82,042        51,550        227,515      142,238
     Administration, curriculum and development......................              14,763         9,733         38,467       29,889
     Preopening expenses.............................................                 639         1,088          6,987        5,546
     Depreciation and amortization...................................               9,345         5,731         25,006       14,856
                                                                            -------------- ------------- -------------- ------------
          Total education and operating expenses.....................             106,789        68,102        297,975      192,529
                                                                            -------------- ------------- -------------- ------------

           Loss from operations......................................              (7,185)       (6,571)       (31,285)     (28,251)
Other income (expense):
     Interest income.................................................               2,153         2,082          7,259        4,285
     Interest expense................................................              (1,358)       (1,043)        (3,792)      (2,571)
     Other...........................................................                  16          (606)          (392)      (1,314)
                                                                            ============== ============= ============== ============
           Total other...............................................                 811           433          3,075          400
                                                                            ============== ============= ============== ============


           Loss from operations before provision for state taxes                   (6,374)       (6,138)       (28,210)     (27,851)

Provision for state taxes                                                            (177)            -         (1,071)           -
                                                                            ============== ============= ============== ============

            Net loss attributable to common stockholders.............       $      (6,551) $     (6,138) $     (29,281) $   (27,851)
                                                                            ============== ============= ============== ============

Per common share data:

      Basic and diluted net loss per share...........................       $       (0.14) $      (0.14) $       (0.63) $     (1.23)
                                                                            ============== ============= ============== ============

      Weighted average shares of common stock outstanding
            used in computing basic and diluted net loss per share...              47,794        42,518         46,831       22,707
                                                                            ============== ============= ============== ============

Pro forma per share data:

      Pro forma basic and diluted net loss per share.................                                                         (0.73)
                                                                                                                        ============
      Pro forma weighted average shares outstanding used in
      computing basic and diluted net loss per share.................                                                        38,372
                                                                                                                        ============


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements

                               EDISON SCHOOLS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                          (UNAUDITED)
                                                                                                    2001               2000
                                                                                               -------------       -------------
Cash flows from operating activities:
  Net loss..............................................................................       $   (29,281)        $   (27,851)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of property and equipment.............................            22,881              13,671
    Amortization of other costs.........................................................               710                  16
    Stock-based compensation............................................................             1,451               2,809
    Equipment loss......................................................................               457                 351
    Interest on stockholder note receivable.............................................              (149)                  -
    Changes in working capital accounts.................................................           (22,540)            (24,476)
    Other ..............................................................................              (195)               (135)
                                                                                               -------------       -------------
         Cash used in operating activities..............................................           (26,666)            (35,615)
                                                                                               -------------       -------------

Cash flows from investing activities:
   Additions to property and equipment..................................................           (43,485)            (53,368)
   Proceeds from disposition of property and equipment, net.............................             1,074               2,058
   Proceeds from notes receivable and advances due from charter schools.................            10,149               3,640
   Notes receivable and advances due from charter schools...............................           (37,403)            (10,931)
   Investment in non consolidated entity................................................               (35)                  -
   Minority interest investment in consolidated subsidiary..............................               550                   -
   Other assets.........................................................................               577              (9,333)
                                                                                               -------------       -------------
         Cash used in investing activities..............................................           (68,573)            (67,934)
                                                                                               -------------       -------------

Cash flows from financing activities:
   Proceeds of stock and warrants.......................................................           172,081             167,123
   Costs in connection with equity financing............................................           (11,146)            (13,362)
   Payment to stockholder...............................................................              -                 (2,175)
   Proceeds from notes payable..........................................................             6,178              11,993
   Payments on notes payable and capital leases.........................................           (10,972)             (6,682)
   Restricted cash .....................................................................            (3,206)               (235)
                                                                                               -------------       -------------
           Cash provided by financing activities........................................           152,935             156,662
                                                                                               -------------       -------------

Increase in cash and cash equivalents...................................................            57,696              53,113

Cash and cash equivalents at beginning of period........................................            52,644              27,923
                                                                                               =============       =============

Cash and cash equivalents at end of period..............................................       $   110,340         $    81,036
                                                                                               =============       =============


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest.............................................       $     4,058         $     2,452
                                                                                               =============       =============

Supplemental disclosure of non-cash investing and financing activities:
   Additions to property and equipment included in
     accounts payable...................................................................       $     1,881         $       511
                                                                                               =============       =============
   Additions to other assets included in accounts payable ..............................       $     2,694
                                                                                               =============
   Property and equipment acquired under capitalized lease obligations..................       $    17,278
                                                                                               =============




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

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, school revenues, certain school expenses, useful lives, recoverability of equipment, deferred income tax valuation allowance, certain accrued expenses and expenses in connection with stock options and warrants. Actual results could differ from these estimates.

2.      DESCRIPTION OF BUSINESS

        The Company manages elementary and secondary public schools under contracts with school districts and charter school boards located in 21 states and Washington, D.C. The Company opened its first four schools in the fall of 1995, and, as of March 31, 2001, operated 113 schools with approximately 57,000 students.

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

3.      EQUITY OFFERINGS AND RELATED MATTERS

        On October 5, 1999, the Board of Directors approved a proposal to amend and restate the Company's certificate of incorporation. On October 26, 1999, the amended and restated certificate of incorporation was approved by the Company's shareholders. The amended and restated certificate of incorporation became effective upon the closing of the Company's initial public offering on November 17, 1999 ("IPO"), and among other things, provided that outstanding Series A through G Preferred stock converted into class A common stock upon the closing of the IPO with the number of shares upon conversion calculated as the original purchase price of each share plus accrued and unpaid dividends divided by the conversion price multiplied by nine-twentieths. In addition, each preferred share converted into a number of shares of class B common stock upon the closing of the IPO calculated as the original purchase price for each share plus accrued and unpaid dividends divided by the conversion price multiplied by one-twentieth. Further, all outstanding shares of existing common stock converted into nine-twentieths of a share of class A common stock and one-twentieth of a share of class B common stock upon the closing of the IPO. All fractional shares of class A common stock and class B common stock were rounded up to the next larger number. Additional information concerning the IPO and changes in the Company's capital structure since June 30, 1999 may be found in the financial statements and notes thereto in the Annual Report on Form 10-K.

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

        In March 2001, the Company completed another secondary offering of an additional 3,531,026 shares of class A common for net proceeds of approximately $81.0 million.

4.      NET LOSS PER SHARE, AND PRO FORMA NET LOSS PER SHARE

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares, such as convertible preferred stock, stock options, and warrants, have been excluded from the computation, as their effect is antidilutive for all periods presented.

The calculations of basic and fully diluted net loss per share for the three and nine month periods ended March 31, 2001 and 2000 are as follows:


                                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,
                                                                   2001         2000         2001         2000
                                                                   ----         ----         ----         ----
Net loss....................................................    $    (6,551) $    (6,138) $  (29,281)  $  (27,851)
                                                                ============ ============ ===========  ===========

Class A Common Stock outstanding at beginning
   of period................................................         44,078       38,942      39,558        2,797
Class B Common Stock outstanding at beginning
   of period................................................          3,322        3,544       3,448          310
Add:
Issuance of Class A Common Stock
  (as if converted on a weighted average basis).............          1,277           45       4,834       18,005
Issuance (conversion) of Class B Common Stock
  (as if converted on a weighted average basis).............           (883)         (13)     (1,009)       1,595
                                                                ------------ ------------ -----------  -----------

Weighted average shares of common stock outstanding
   used in computing basic net loss per share...............         47,794       42,518      46,831       22,707
                                                                ============ ============ ===========  ===========
Basic and fully diluted net loss per share..................    $     (0.14) $     (0.14) $    (0.63)  $    (1.23)
                                                                ============ ============ ===========  ===========


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

The calculations of pro forma basic and fully diluted net loss per share for the three and nine month periods ended March 31, 2000 are as follows:

                                                                        (DOLLARS IN THOUSANDS EXCEPT PER
                                                                                 SHARE AMOUNTS)
                                                                        THREE MONTHS       NINE MONTHS
                                                                            ENDED             ENDED
                                                                          MARCH 31,           MARCH 31,
                                                                             2000               2000
                                                                        -------------    -------------
Net loss..............................................................  $     (6,138)    $    (27,851)
                                                                        =============    =============

Class A Common Stock outstanding at beginning of period...............        38,942           28,187
Class B Common Stock outstanding at beginning of period...............         3,544            3,132
Add:
Issuance of Class A Common Stock
  (as if converted on a weighted average basis).......................            45            6,710
Issuance (conversion) of Class B Common Stock
  (as if converted on a weighted average basis).......................           (13)             343
                                                                        -------------    -------------

Pro forma weighted average shares of common stock outstanding
  Used in computing basic and fully diluted net loss per share........        42,518           38,372
                                                                        =============    =============
Pro forma basic and fully diluted net loss per share..................  $      (0.14)    $      (0.73)
                                                                        =============    =============

6.      INVESTMENT IN KSIXTEEN LLC

        Effective July 1, 2000, Edison invested $35,000 to obtain a 35% interest in Ksixteen LLC ("Ksixteen"), a company organized to provide construction management, real estate development and financial advisory services to charter schools. The Company and Ksixteen have also entered into a master development agreement effective July 1, 2000 pursuant to which Ksixteen performs (at the Company's direction) construction management, real estate development and financing services on behalf of charter schools that have entered into management agreements with the Company. The Company reports its investment in Ksixteen under the equity method and, accordingly, recognizes its pro-rata share of the net income or loss of Ksixteen based on its ownership interest. For the quarter ended March 31, 2001, the Company recognized a loss of $10,000 related to this investment.

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

8.      CREATION OF 110TH AND 5TH ASSOCIATES LLC

        On April 3, 2001, the Company formed 110th and 5th Associates LLC ("110th and 5th Associates") by contributing $2,500 for sole interest in the entity. 110th and 5th Associates was established for the purpose of holding the ownership interest in the property purchased in relation to the Edison corporate headquarter project, as more fully described under the caption "Additional Risk Factors that may Affect Future Results."

9.      STOCK-BASED COMPENSATION

        In accordance with Financial Accounting Standards Board Interpretation 44 ("Fin 44"), in the three months ended March 31, 2001, the Company recognized a non-cash charge to earnings of $64,000 for certain former Edison employees. These employees were allowed to retain their stock options and investing rights beyond their separation date.

10.     NOTES AND OTHER RECEIVABLES

        The Company provides financing in the form of interest and non-interest bearing loans and advances to charter school boards to assist in the purchase or renovation of charter school facilities. Certain loans are evidenced by notes and other advances, made in connection with a management contract without fixed repayment terms.

        At March 31, 2001, approximately $33.6 million of the approximate $53.4 million in notes and advances, net, are collateralized. At June 30, 2000, approximately $6.7 million of the approximate $28.0 million in notes and advances, net, are collateralized. The remaining balances are uncollateralized and may be subordinated to other senior debt.

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

          Notes and other receivables consist of the following:


                                                    MARCH 31, 2001    JUNE 30, 2000
                                                    ----------------  -------------
Notes receivable due from charter schools.........  $        53,439   $     16,366
Advances due from charter schools.................                -         11,673
Other receivables.................................            5,127          2,500
                                                    ----------------  -------------

                                                             58,566         30,539
Less, Current portion.............................            9,909         14,515
                                                    ----------------  -------------
   Total notes and other receivables..............  $        48,657   $     16,024
                                                    ================  =============

11.     COMMITMENTS AND CONTINGENCIES

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

Fiscal Year           Annual Rent Payments
-----------           --------------------
2001                  $696,000
2002                  $2.8 million
2003                  $2.8 million
2004                  $2.8 million
2005                  $2.8 million
Thereafter            $34.9 million

In the event of non-renewal or termination, the Company retains the right to sub-lease the property to another tenant.

        FUNDRAISING AGREEMENT

         Effective June 23, 2000, the Company entered into an agreement (the "Fundraising Agreement") with Alliance Community Schools ("ACS"), an entity that holds charters for the two schools managed by the Company in Ohio, pursuant to which the Company agreed to work together with ACS to raise $4.0 million in capital donations on behalf of ACS. Under the Fundraising Agreement, as amended, the Company is required to transfer its interest in Alliance-Edison, $3.5 million included in other assets at June 30, 2000, to ACS for $1 if (i) ACS raises $2.0 million by June 20, 2002 and (ii) if (a) the Company fails either to raise or contribute $405,000 from sources outside of the Dayton, Ohio area by May 31, 2001, or (b) the Company fails to raise or contribute a total of $2.0 million by June 30, 2002.

        LITIGATION

        The Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's financial position or results of operations.

        EMPLOYMENT AGREEMENTS

        The Company has entered into employment agreements with certain of its executives. Such agreements may be terminated by either the executive or the Company at any time and provide, among other things, certain termination benefits. As of March 31, 2001, the aggregate termination benefits of the executives and certain other employees approximated $5.7 million.

        GUARANTEES

        The Company has guaranteed certain debt obligations of charter school boards with which it has management agreements. As of March 31, 2001, the Company had provided guarantees totaling approximately $15.2 million. The debt obligations mature from August 2001 to November 2005.

        As of March 31, 2001, the debt obligations of the charter school boards are current. Under the guarantor agreements, the Company is also required to maintain minimum cash balances that may increase under certain circumstances, as well as to satisfy certain financial reporting covenants.

        For the nine months ended March 31, 2001, and for fiscal 1998, 1999 and 2000 all covenants as guarantor have been met except that the Company received waivers for June 30, 1998 and 1999, respectively, from one financial institution as of

June 30, 1998 and 1999 due to non-compliance with a covenant that requires maintenance of certain minimum cash balances aggregating to $1.5 million at fiscal year end. These instances of non-compliance were cured on July 1, 1998 and July 5, 1999, respectively.

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

        From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of March 31, 2001, our accumulated deficit since November 1996 was approximately $144.8 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We believe that period-to-period comparisons of our operating results may not be meaningful because of our rapid growth and the evolving nature of our business and our limited operating history.

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

        - Books and other materials to support the Edison curriculum and school design; and

        -     Upgrades in facilities.

REVENUE FROM EDUCATIONAL SERVICES

        Our revenue is principally derived from contractual relationships to manage and operate contract and charter schools. We also receive small amounts of revenue, which represented less than 0.8% of total revenue for the nine months ended March 31, 2001, from the collection of after-school program fees and food service costs. We receive per-pupil revenue from local, state and federal sources, including Title I and special education funding, in return for providing comprehensive education to our students. The per-pupil revenue is generally comparable to the funding spent on other public schools in the area. We recognize revenue for each school pro rata over the 11 months from August through June. Because the amount of revenue we receive for operating each school depends on the number of students enrolled, achieving site-specific enrollment objectives is necessary for satisfactory financial performance at the school. Both the amount of per-pupil revenue and the initial enrollment at each school can be reasonably estimated at the beginning of the school year and generally tend not to vary significantly throughout the year. For these reasons, our revenue for each school year is largely predictable at the beginning of the school year.

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

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 2001 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 2000

        Revenue from Educational Services. Our revenue from educational services increased to $99.6 million for the three months ended March 31, 2001 from $61.5 million for the same period of the prior year, an increase of 62%. The increase was primarily due to a 52.0% increase in student enrollment from 37,500 in the 1999-2000 school year to 57,000 in the 2000-2001 school year, reflecting both the opening of new schools and the expansion of existing schools.

        Direct Site Expenses. Our direct site expenses increased to $82.0 million for the three months ended March 31, 2001 from $51.6 million for the same period of the prior year, an increase of 58.9%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 52.0% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $66.0 million for the three months ended March 31, 2001 from $41.1 million for the same period of the prior year.

        Gross Site Contribution and Margin. Our gross site contribution was $17.6 million for the three months ended March 31, 2001 compared to $10.0 million for the same period of the prior year. The corresponding gross site margin increased to 17.6% for the three months ended March 31, 2001 from 16.2% for the same period of the prior year. The increase in gross site contribution of $7.6 million resulted from the larger revenues for the three month period ended March 31, 2001 and improved gross site margin.

        Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $14.8 million for the three months ended March 31, 2001 from $9.7 million for the same period of the prior year, an increase of 52.6%. The increase was substantially due to greater personnel costs resulting from an increase of approximately 70 headquarters employees, which reflects a substantial increase in staff in our school operations, curriculum and education divisions and an increase in our central office administrative staff. We also incurred approximately $1.5 million in development expenses related to our unsuccessful efforts to obtain contracts with five schools in New York City. Administration, curriculum and development expenses also includes $392,000 of non-cash stock-based compensation we incurred in the three months ended March 31, 2001 compared to $935,000 for the same period of the prior year.

        Pre-opening Expenses. Our pre-opening expenses decreased to $639,000 for the three months ended March 31, 2001 from $1.1 million for the same period of the prior year, a decrease of 41.9%. This decrease results from pre-opening expenses being spent in the earlier quarters in fiscal 2001 compared to fiscal 2000. Excluding the non-cash charges discussed above, the combined administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 15.1% for the three months ended March 31, 2001 from 16.1% for the same period of the prior year.

        Depreciation and Amortization. Our depreciation and amortization increased to $9.3 million for the three months ended March 31, 2001 from $5.7 million for the same period of the prior year, an increase of 63.2%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, particularly the issuance of home computers, and facility improvements related to the 52.0% increase in student enrollment. The increase was also due to approximately $190,000 of amortization expense related to obligations assumed in connection with our June 2000 contract with the Inkster School District.

        EBITDA, Net of Other Charges. EBITDA, net of other charges, is defined as net gain or loss attributable to common stockholders excluding provision for state taxes, other income or loss, depreciation and amortization and non-cash stock-based compensation. This amount for the three months ended March 31, 2001, was $2.6 million compared to approximately $100,000 for the same period of the prior year. The increase primarily resulted from a higher gross site margin and lower administration, curriculum and development, and pre-opening expenses as a percentage of revenue. On a per-student basis, EBITDA improved to $45 compared to $3 for the same period one year ago.

        Other Income and Expense. Other income, net was $811,000 for the three months ended March 31, 2001 compared to $433,000 in the same period for the prior year. For the three months ended March 31, 2000 we recorded our applicable share of the quarterly net loss of Apex Online Learning, Inc, a company that provides interactive advance placement courses for high school students over the Internet. Because of our significant ownership in APEX, in March 2000, we had to recognize $600,000 of losses as our pro rata share of APEX' net loss for that period. However, on June 30, 2000 we modified our relationship with APEX and, as a result, we are no longer required to recognize any of APEX's losses, which is the reason for this year's increase.

        Provision for State Taxes. For the three months ended March 31, 2001, the provision for taxes reflects corporate state income taxes arising from our operation of several sites.

THE NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2000

        Revenue from Educational Services. Our revenue from educational services increased to $266.7 million for the nine months ended March 31, 2001 from $164.3 million for the same period of the prior year, an increase of 62.3%. The increase was primarily due to a 52% increase in student enrollment from 37,500 in the 1999-2000 school year to 57,000 in the 2000-2001 school year, reflecting both the opening of new schools and the expansion of existing schools.

        Direct Site Expenses. Our direct site expenses increased to $227.5 million for the nine months ended March 31, 2001 from $142.2 million for the same period of the prior year, an increase of 60.0%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 52% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $182.6 million for the nine months ended March 31, 2001 from $114.1 million for the same period of the prior year.

        Gross Site Contribution and Margin. Our gross site contribution was $39.2 million for the nine months ended March 31, 2001 compared to $22.0 million for the same period of the prior year. The corresponding gross site margin increased to 14.7% for the nine months ended March 31, 2001 from 13.4% for the same period of the prior year. The increase in gross site contribution of $17.2 million resulted from the larger revenues for the nine months ended March 31, 2001 combined with improved gross site margin.

        Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $38.5 million for the nine months ended March 31, 2001 from $29.9 million for the same period of the prior year, an increase of 28.8%. The increase was substantially due to greater personnel costs resulting from approximately 70 headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff. We also incurred approximately $1.5 million in development expenses related to our unsuccessful efforts to obtain contracts with five schools in New York City. The increase was partially offset by a vendor rebate of approximately $800,000 related to the design and implementation of our technology program. Administration, curriculum and development expenses also includes $1.5 million of non-cash stock-based compensation we incurred in the nine months ended March 31, 2001 compared to $2.8 million for the same period of the prior year.

        Pre-opening Expenses. Our pre-opening expenses increased to $7.0 million for the nine months ended March 31, 2001 from $5.5 million for the same period of the prior year, an increase of 27.3%. This increase was associated primarily with opening new schools and expanding existing schools for the 2000-2001 school year, with 19,500 new students enrolled compared to approximately 13,600 new students enrolled one year earlier. Excluding the non-cash charges discussed above, administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 16.5% for the nine months ended March 31, 2001 from 19.9% for the same period of the prior year.

        Depreciation and Amortization. Our depreciation and amortization increased 67.8% to $25.0 million for the nine months ended March 31, 2001 from $14.9 million for the same period of the prior year. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to the 52% increase in student enrollment. In addition, the earlier delivery and installation of the aforementioned capital assets at the sites during in the current school year generated additional depreciation. The increase was also due to approximately $570,000 of amortization expense related to obligations assumed in connection with our June contract with the Inkster School District.

        EBITDA, Net of Other Charges. EBITDA, net of other charges, is defined as net gain or loss attributable to common stockholders excluding provision for state taxes, other income or loss, depreciation and amortization and non-cash stock-based compensation. This amount for the nine months ended March 31, 2001 was a negative $4.8 million compared to a negative $10.6 million for the same period of the prior year. The improved negative EBITDA resulted primarily from higher gross site margin and lower administration, curriculum and development, and pre-opening expenses as a percentage of revenue. On a per-student basis, negative EBITDA improved to $85 compared to $282 for the same period one year ago.

        Other Income and Expenses. Other income, net was $3.1million for the nine months ended March 31, 2001 compared to of $400,000 in the same period of the prior year. The increase was primarily due to increased interest income resulting from higher invested cash balances. Interest income was partially offset by increased interest expense from expanded borrowings. For the nine months ended March 31, 2000, we recognized $1.3 million of losses as our pro rata share of APEX net loss for that period. We modified our relationship with APEX on June 30, 2000, and as a result, we are no longer required to recognize any of APEX's losses.

        Provision for State Taxes. For the nine months ended March 31, 2001, the provision for taxes reflects corporate state income taxes arising from our operation of several sites.

LIQUIDITY AND CAPITAL RESOURCES

        We have historically operated in a negative cash flow position. To date, we have financed our cash needs through a combination of equity and debt financing. As of April 30, 2001, we have entered into financing and capital lease arrangements with several lenders for a total of $23.6 million, of which $4.5 million remains available to finance our technology and facilities related expenditures in the current fiscal year. Although we have successfully obtained financing in fiscal 2001 and in the past for technology and facilities-related expenditures, there can be no assurance that we will be able to obtain such financing, or on favorable terms, in the future.

        For the nine months ended March 31, 2001, we used approximately $26.7 million for operating activities. This use primarily resulted from $29.3 million of net loss and a $22.5 million net decrease in working capital accounts partially offset by depreciation and amortization totaling $23.6 million and non-cash stock-based compensation expense of $1.5 million.

        For the nine months ended March 31, 2001, we used approximately $68.6 million in investing activities. During this period, we invested approximately $43.5 million in our schools and central office. This amount includes the investments we made in technology and curriculum in each of the schools we open. We have also advanced funds to nine of our charter board clients or their affiliates to help obtain, renovate and complete school facilities. The amounts advanced for the nine months ended March 31, 2001 were approximately $37.4 million. During this same period, we also received approximately $10.1 million in repayments on advances previously made. Also, the Company disposed of leasehold improvements totaling approximately $1.1 million. In July 2000, we received an equity contribution of $550,000 from the minority shareholder of our consolidating subsidiary.

        For the nine months ended March 31, 2001, we received $152.9 million from our financing activities. In August 2000, we completed a secondary offering in which we sold 3,350,000 shares of class A common stock for net proceeds of approximately $71.0 million. Also in August 2000, a philanthropic foundation exercised warrants to purchase 600,000 shares of class A common stock and paid to the Company approximately $4.8 million. In March 2001, the company completed another secondary offering of an additional 3,531,026 shares of class A common for net proceeds of approximately $81.0 million. For the same period, we received approximately $1.6 million in proceeds from financing arrangements for computers and other technology and $4.6 million from facilities financings. These proceeds were partially offset by the repayment of notes payable and capital lease obligations of approximately $11.0 million.

        We expect our cash on hand, borrowings under technology and facilities related financing arrangements, expected reimbursements of advances we have made to charter boards, together with a contemplated working capital credit facility will be sufficient to meet our working capital needs to operate our existing business and schools for the next twelve months. The Company's near term capital needs are generally growth related and are dependent upon the Company's rate of growth and its mix of independent charter schools versus contract schools. Independent charter schools usually require us to advance funds to help charter boards obtain, renovate and complete school facilities.

        Our longer term requirements are for capital to fund operational losses, capital expenditures related to growth and for anticipated working capital needs and general corporate purposes. We expect to fund such expenditures and other longer term liquidity needs with cash generated from operations and additional debt and/or equity offerings. Depending on the terms of any financing arrangements, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

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

        Capital expenditures estimated to be incurred during fiscal 2001, which include estimates for schools opening in the 2000-2001 and 2001-2002 school years, are approximately $80 million, including approximately $29 million for computers and other technology, approximately $20 million for curriculum materials and approximately $31 million for the purchase and renovation of real property (including our new corporate headquarters). Our rate of growth for the 2001-2002 school year, as discussed above, could increase or decrease these estimates. Also, for more information on the corporate headquarters project, see below - "We may incur substantial costs if we are unable to complete our Edison corporate headquarters project" and "Properties." For the remainder of the current fiscal year, we expect to make further advances or loans of approximately $26 million to charter board clients to help secure and renovate school properties. We expect that a significant portion of these loans will be refinanced through third parties. We are also implementing enterprise-wide computer and software packages. Such systems include financial reporting, payroll, purchasing, accounts payable, human resources and other administrative modules as well as a student data and school management package. In addition to the amounts discussed above, we expect expenditures for the software packages, together with related hardware, implementation costs and other maintenance expenditures, will total approximately $15 to $20 million through fiscal 2003. Through March 31, 2001, we have expended approximately $8.5 million and we expect to expend approximately $2.2 million in the remainder of the current fiscal year.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES IN THE FUTURE

        We have incurred substantial net losses in every fiscal period since we began operations. For the quarter year ended March 31, 2001, our net loss was $6.5 million. As of March 31, 2001, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $144.8 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise capital and continue operations.

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

        We believe that our growth will be dependent upon our ability to demonstrate general improvements in academic performance at our schools. Our management agreements contain performance requirements related to test scores. As average student performance at our schools increases, whether due to improvements in achievement over time by individual students in our schools or changes in the average performance levels of new students entering our schools, aggregate absolute improvements in student performance will be more difficult to achieve. If academic performance at our schools declines, is perceived to decline, or simply fails to improve, we could lose business and our reputation could be seriously damaged, which would impair our ability to gain new business or renew existing school management agreements.

WE COULD INCUR LOSSES AT OUR SCHOOLS IF WE ARE UNABLE TO ENROLL ENOUGH
STUDENTS

        Because the amount of revenue we receive for operating each school primarily depends on the number of students enrolled, and because many facility and on-site administrative costs are fixed, achieving site-specific enrollment objectives is an important factor in our ability to achieve satisfactory financial performance at a school. We may be unable to recruit enough students to attend all grades in our new schools or maintain enrollment at all grades in our existing schools. We sometimes do not have enough students to fill some grades in some schools, particularly the higher grades. It is sometimes more difficult to enroll students in the higher grades because older students and their parents are reluctant to change schools. To the extent we are unable to meet or maintain enrollment objectives at a school, the school will be less financially successful and our financial performance will be adversely affected.

WE ARE EXPERIENCING RAPID GROWTH, WHICH MAY STRAIN OUR RESOURCES AND MAY NOT BE SUSTAINABLE

        We have grown rapidly since we opened our first four schools in August 1995. We operated 79 schools during the 1999-2000 school year and are operating 113 schools for the 2000-2001 school year. This rapid growth has sometimes strained our managerial, operational and other resources, and we expect that continued growth would strain these resources in the future. If we are to manage our rapid growth successfully, we will need to continue to hire and retain management personnel and other employees. We must also improve our operational systems, procedures and controls on a timely basis. If we fail to successfully manage our growth, we could experience client dissatisfaction, cost inefficiencies and lost growth opportunities, which could harm our operating results. We cannot guarantee that we will continue to grow at our historical rate.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN HIGHLY SKILLED PRINCIPALS AND TEACHERS IN THE NUMBERS REQUIRED TO GROW OUR BUSINESS

       Our success depends to a very high degree on our ability to attract and retain highly skilled school principals and teachers. We hired 46 new principals and approximately 1,900 new teachers to meet the needs of our new and existing schools for the 2000-2001 school year. Currently, there is a well-publicized nationwide shortage of teachers and other educators in the United States. In addition, we may find it difficult to attract and retain principals and teachers for a variety of reasons, including the following:

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

WE ARE DEPENDENT UPON IBM TO A LARGE DEGREE TO MANAGE OUR TECHNOLOGY INFRASTRUCTURE

        We have selected IBM to provide the computers and related software for use in our schools and classrooms, as well as the networking hardware and network management software necessary to connect our schools nationwide. IBM has performed most of the installation, implementation and integration services necessary for the deployment of this technology for the new schools we opened for the 2000-2001 school year. Implementation and integration will continue over time for older schools, with the result that we will operate some schools using the new IBM platform at the same time we operate schools on our existing platform, which is based largely on Apple and other non-IBM technologies. We may face significant difficulties and delays in this complex implementation, as well as difficulties in the transition from our existing system to the new IBM system. Additionally, we may face unforeseen implementation costs. We have also engaged the services of IBM to manage significant portions of our technology function, and any unsatisfactory performance on the part of IBM could seriously impair the operations of our schools. If we experience implementation or transition difficulties or delays, or unexpected costs, our financial performance could be harmed and our reputation could be compromised.

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

WE DEPEND UPON COOPERATIVE RELATIONSHIPS WITH TEACHERS' UNIONS, BOTH AT THE LOCAL AND NATIONAL LEVELS

        With respect to contract schools, but generally not charter schools, union cooperation at the local level is often critical to us in obtaining new management agreements and maintaining existing management agreements. In those school districts where applicable, provisions of collective bargaining agreements must typically be modified in areas such as length of school day, length of school year, negotiated compensation policies and prescribed methods of evaluation in order to implement the Edison design at a contract school. We regularly encounter resistance from local teachers' unions during school board debates over whether to enter into a management agreement with us. In addition, local teachers' unions have occasionally initiated litigation challenging our management agreements. If we fail to achieve and maintain cooperative relationships with local teachers' unions, we could lose business and our ability to grow could suffer, which could adversely affect the market price of our class A common stock. In addition, at the national level, the American Federation of Teachers and the National Education Association have substantial financial and other resources that could be used to influence legislation and public opinion in a way that would hurt our business.

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

        Our management agreements generally have a term of five years. When we expand by adding an additional school under an existing management agreement, the term with respect to that school generally expires at the end of the initial five-year period. We have limited experience in renewing management agreements, and we cannot be assured that any management agreements will be renewed at the end of their term. A management agreement covering two schools expired after the end of the 1999-2000 school year and was not renewed. Management agreements representing 12 schools, accounting for 17.3% of our total revenue for fiscal 2000, will expire at the end of the 2000-2001 school year, agreements representing 12 schools, accounting for 13.8% of our total revenue for fiscal 2000, will expire at the end of the 2001-2002 school year, and agreements representing 28 schools, accounting for 29.4% of our total revenue for fiscal 2000, will expire at the end of the 2002-2003 school year. In addition, management agreements representing 15 schools, accounting for 18.2% of our total revenue for fiscal 2000, are terminable by the school district or charter board at will, with or without good reason, and all of our management agreements may be terminated for cause, including a failure to meet specified educational standards, such as academic performance based on standardized test scores. In addition, as a result of payment disputes or changes within a school district, such as changes in the political climate, we do from time to time face pressure to permit a school district or charter board to terminate our management agreement even if they do not have a legal right to do so. We may also seek the early termination of, or not seek to renew, a limited number of management agreements in any year. It is likely that each year some management agreements will expire unrenewed or be terminated prior to expiration. If we do not renew a significant number of management agreements at the end of their term, or if management agreements are terminated prior to their expiration, our reputation and financial results would be adversely affected.

OUR MANAGEMENT AGREEMENTS INVOLVE FINANCIAL RISK

        Under all of our management agreements, we agree to operate a school in return for per-pupil funding that generally does not vary with our actual costs. To the extent our actual costs under a management agreement exceed our budgeted costs, or our actual revenue is less than planned because we are unable to enroll as many students as we anticipated or for any other reason, we could lose money at that school. In addition, from time to time, we have disagreements with our clients as to the actual amount of, or the method of calculating, the revenue owed to us under the terms of the management agreements, resulting in lower revenue than planned. We are generally obligated by our management agreements to continue operating a school for the duration of the contract even if it becomes unprofitable to do so.

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

OUR LENGTHY SALES CYCLE AND UNCERTAINTIES INHERENT IN THE PROCESS THROUGH WHICH WE DEVELOP NEW BUSINESS COULD DELAY NEW BUSINESS AND AFFECT OUR RATE OF GROWTH

        The time between initial contact with a potential contract or charter client and the ultimate opening of a school, and related recognition of revenue, typically ranges between 10 and 20 months. Our sales cycle for contract schools is generally lengthy due to the approval process at the local school board level, the political sensitivity of converting a public school to private management and the need, in some circumstances, for cooperation from local unions. We also have a lengthy sales cycle for charter schools for similar reasons, as well as the need to arrange for facilities to house the school. In addition, we are increasingly presented with potential opportunities to take over the management of several schools in a single district or area at the same time, which likewise have a lengthy sales cycle. The outcome of these opportunities can have a meaningful effect on our rate of growth. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing of new management agreements. Any delay in completing, or failure to complete, management agreements could hurt our financial performance. Announcements concerning the outcomes of some of these processes are expected in the near future. These announcements, or press speculation concerning the outcome of these processes, may adversely affect our stock price.

WE COULD LOSE MONEY IF WE UNDERESTIMATE THE REAL ESTATE COSTS ASSOCIATED WITH ACQUIRING OR RENOVATING A CHARTER SCHOOL

        If we incur unexpected real estate cost overruns in acquiring or renovating a charter school, we could lose money in operating the school. Our decision to enter into a management agreement for a charter school, and our estimate of the financial performance of the charter school, is based, in part, on the estimated facility financing cost associated with renovating an existing facility or building a new facility to house the charter school. This cost varies widely from minimal amounts for minor upgrades to larger amounts for a new construction, which typically range from $4.0 million to $8.0 million. Each charter school absorbs a portion of its facility financing costs each year through its leasing and similar expenses. If these expenses exceed our estimates for the charter school, the charter school could lose money and our financial results would be adversely affected.

KSIXTEEN LLC MAY BE UNABLE TO DEVELOP PROPERTIES FOR USE AS CHARTER SCHOOLS

        On July 1, 2000, Ksixteen LLC was formed by Edison, former members of Edison's real estate department and an outside investor, to develop properties for use as charter schools. We no longer maintain an internal real estate function and we expect to rely primarily on Ksixteen to provide real estate services to our charter board clients. We do not have direct control over Ksixteen, and it has no operating history and has never developed property as a separate entity. Any delay in the development of charter school properties by Ksixteen could prevent us from successfully opening charter schools on time, which could result in lost charter school management agreements, financial losses and damage to our reputation. In addition, in the event of a failure by any of our charter schools to pay fees due Ksixteen for its services to the charter school, we could be obligated to pay those fees to Ksixteen.

WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOL BOARDS THAT MAY NOT BE
REPAID

        As of March 31, 2001, we had advanced or lent charter boards $54.6 million to finance the purchase or renovation of school facilities we manage. We have not charged interest on approximately $15.4 million of these loans and advances. Approximately $21.0 million of these loans, representing 18 schools, are uncollateralized or subordinated to a senior lender. Loans to one charter school of $11.4 million may be accelerated upon termination of the management agreement with the school. We currently expect to make additional advances of approximately $26.0 million in the current fiscal year. If these advances or loans are not repaid when due, our financial results could be adversely affected.

        While we are currently exploring a variety of financing structures to assist charter schools in repaying these loans and advances, including obtaining tax-exempt financing for some of the charter schools, there can be no assurance that we will be able to implement any of these financing structures.

WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

        We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. While the charter board is generally responsible for locating and financing its own school building, the holders of school charters, which are often non-profit organizations, typically do not have the resources required to obtain the financing necessary to secure and maintain the school building. For this reason, if we want to obtain a management agreement with the charter board, we must often help the charter board arrange for the necessary financing. For nine of our charter schools, we have entered into a long-term lease for the school facility which exceeds the current term of the management agreement by as much as 15 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of March 31, 2001, our aggregate future lease obligations totalled $48.7 million, with varying maturities over the next 20 years. In nine of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. As of March 31, 2001 the amount of loans we had guaranteed totaled $15.2 million. In addition, we have indemnified a lender to one of our charter schools from any liability or obligations related to the threat or presence of any hazardous substance at the charter school facility.


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

WE EXPECT OUR MARKET TO BECOME MORE COMPETITIVE

        We expect the market for providing private, for-profit management of public schools will become increasingly competitive. Currently, we compete with a relatively small number of companies which provide these services, and they have to date primarily focused on the operation of charter schools. Some of these companies have begun to compete with us for contract schools. In addition, a variety of other types of companies and entities could enter the market, including colleges and universities, other private companies that operate higher education or professional education schools and others. Our existing competitors and these new market entrants could have financial, marketing and other resources significantly greater than ours. We also compete for public school funding with existing public schools, who may elect not to enter into management agreements with private managers or who may pursue alternative reform initiatives, such as magnet schools and inter-district choice programs. In addition, in jurisdictions where voucher programs have been authorized, we will begin to compete with existing private schools for public tuition funds. Voucher programs provide for the issuance by local or other governmental bodies of tuition vouchers to parents worth a certain amount of money that they can redeem at any approved school of their choice, including private schools. If we are unable to compete successfully against any of these existing or potential competitors, our revenues could be reduced, resulting in increased losses.


FAILURE TO RAISE NECESSARY ADDITIONAL CAPITAL COULD RESTRICT OUR GROWTH AND HINDER OUR ABILITY TO COMPETE

        We have had negative cash flow in every fiscal period since we began operations and are not certain when we will have positive cash flow, if at all. We have regularly needed to raise funds in order to operate our business and fund our growth, including the construction and renovation of charter school facilities, and may need to raise additional funds in the future. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, or that our charter clients will be able to repay our loans and advances to them. If we issue additional equity or convertible debt securities, stockholders may experience dilution or the new equity or convertible debt securities may have rights, preferences or privileges senior to those of existing holders of class A common stock. If we cannot raise funds on acceptable terms, if and when needed, or if our charter clients are unable to repay our loans and advances to them, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

WE MAY INCUR SUBSTANTIAL COSTS IF WE ARE UNABLE TO COMPLETE OUR EDISON CORPORATE HEADQUARTERS PROJECT

        We have purchased a lot located in the Harlem section of the borough of Manhattan in New York City for a purchase price of $10 million. We intend to develop the property in partnership with the Museum of African Art for a mixed-use project consisting of our corporate headquarters, a charter school and a museum. We have neither received the necessary zoning approvals for this project nor completed our environmental review of the site. In addition, we do not currently have a contract with the Museum of African Art for this project or an agreement with any party to operate a charter school on that site. We must also acquire additional property adjacent to the lot to house the entire project. If we are unable to acquire the additional property, we will be required to reduce the size of the project.

WE RELY ON GOVERNMENT FUNDS FOR SPECIFIC EDUCATION PROGRAMS, AND OUR BUSINESS COULD SUFFER IF WE FAIL TO COMPLY WITH RULES CONCERNING THE RECEIPT AND USE OF THE FUNDS

       We benefit from funds from federal and state programs to be used for specific educational purposes. Funding from the federal government under Title I of the Elementary and Secondary Education Act, which provides federal funds for children from low-income families, accounted for approximately 5% of our total revenue for the nine months ended March 31, 2001. During the same period, we estimate that funding from other federal and state programs accounted for an additional 9% of our total revenue. A number of factors relating to these government programs could lead to adverse effects on our business:

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

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION BECAUSE WE BENEFIT FROM FEDERAL FUNDS, AND OUR FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS COULD RESULT IN THE REDUCTION OR LOSS OF FEDERAL EDUCATION FUNDS

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

FAILURE OF OUR CHARTER BOARD CLIENTS TO OBTAIN FEDERAL TAX-EXEMPT STATUS COULD JEOPARDIZE THE SCHOOL'S CHARTER AND RESTRICT OUR ABILITY TO FINANCE THE SCHOOL

        Many of our charter school clients apply for federal tax-exempt status. One state in which we currently operate three charter schools and hope to open additional charter schools in the future, and one other state, requires charter schools to secure federal tax-exempt status. One of our charter school clients in that first state has recently received notice from the Internal Revenue Service of an appealable denial of its application for federal tax-exempt status. While this charter school client intends to appeal the denial, there can be no assurance that it will ultimately be successful in doing so. Any failure to receive federal tax-exempt status by a charter school in this state could jeopardize the school's charter and its ability to repay amounts owed to us. The failure to receive federal tax-exempt status by a charter school in any state could, among other things, inhibit that charter school's ability to solicit charitable contributions or participate in tax-exempt financing.

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

RESTRICTIONS ON GOVERNMENT FUNDING OF FOR-PROFIT SCHOOL MANAGEMENT COMPANIES COULD HURT OUR BUSINESS

        Any restriction on the use of federal or state government educational funds by for-profit companies could hurt our business and our ability to grow. From time to time, a variety of proposals have been introduced in state legislatures to restrict or prohibit the management of public schools by private, for-profit entities like us. For example, a bill filed in Minnesota that would have prohibited for-profit entities from managing charter schools in that state was defeated in both 1997 and 1998. A similar bill in Massachusetts also failed, and legislation was recently introduced in Tennessee. Additionally, Idaho's charter school law may, subject to interpretation, restrict our ability to manage schools in that state. If states or the federal government were to adopt legislation prohibiting for-profit entities from operating public schools, the market for our services could suffer.

THE OPERATION OF OUR CHARTER SCHOOLS DEPENDS ON THE MAINTENANCE OF THE UNDERLYING CHARTER GRANT

        Our charter schools operate under a charter that is typically granted by a state authority to a third-party charter holder, such as a community group or established non-profit organization. Our management agreement in turn is with the charter holder. If the state charter authority were to revoke the charter, which could occur based on actions of the charter holder outside of our control, we would lose the right to operate that school. In addition, many state charter school statutes require periodic reauthorization. Charter schools accounted for 35.5% of our total revenue in fiscal 2000, or $79.6 million, and 36.5% for the nine months ended March 31, 2001, or $97.4 million. If state charter school legislation were not reauthorized or were substantially altered in a meaningful number of states, our business and growth strategy would suffer and we could incur additional losses.

OUR OFFICERS AND DIRECTORS WILL EXERCISE SIGNIFICANT CONTROL OVER OUR AFFAIRS, WHICH COULD RESULT IN THEIR TAKING ACTIONS OF WHICH OTHER STOCKHOLDERS DO NOT APPROVE

        Based upon their holdings at March 31, 2001, our officers and directors and entities affiliated with them together beneficially own 9,797,996 shares of class A common stock and 1,955,987 shares of class B common stock. These shares represent approximately 21.8% of the voting power of the class A common stock, including the ability to elect one of the seven class A directors; approximately 70.3% of the voting power of the class B common stock, including the ability to elect three of the four class B directors; and approximately 36.8% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by our officers and directors and others affiliated with them, 3,258,964 shares of class A common stock and 343,236 shares of class B common stock are subject to options exercisable within 60 days of March 31, 2001. These stockholders, if they act together, will be able to exercise significant influence over all matters requiring approval by our stockholders, including the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change of control is proposed.

        In addition, H. Christopher Whittle, our President and Chief Executive Officer and a director, beneficially owns 3,587,647 shares of class A common stock and 1,226,422 shares of class B common stock. These shares represent approximately 9.3% of the voting power of the class A common stock; approximately 46.7% of the voting power of the class B common stock, including the ability to elect two of the four class B directors; and approximately 20.6% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by Mr. Whittle and his affiliates, 1,726,029 shares of class A common stock and 189,745 shares of class B common stock are subject to options exercisable within 60 days of March 31, 2001. Mr. Whittle and his affiliates also own options not exercisable within 60 days of March 31, 2001 covering 2,716,787 shares of class A common stock and 292,791 shares of class B common stock. To the extent Mr. Whittle exercises these options, his voting power will be increased. In addition, if the other holders of class B common stock sell a significant portion of their class B common stock, the voting power of Mr. Whittle's class B common stock will further concentrate. Also, if the other holders of class B common stock reduce their common stock holdings below a specified threshold, then their class B common stock will automatically convert into class A common stock, further increasing Mr. Whittle's voting power. The class B common stock generally converts into class A common stock upon its transfer. However, shares of class B common stock transferred to Mr. Whittle do not automatically convert into class A common stock. Consequently, Mr. Whittle can also increase his voting power by acquiring shares of class B common stock from other stockholders.

PLEDGES OF SHARES OF OUR COMMON STOCK BY MR. WHITTLE COULD RESULT IN VOTING POWER SHIFTING TO THE HANDS OF HIS LENDERS

        Mr. Whittle and WSI Inc., a corporation controlled by Mr. Whittle, directly or indirectly own 2,549,271 shares of class A common stock and 1,111,046 shares of class B common stock, including an aggregate of 761,625 shares of class A common stock and 84,625 shares of class B common stock which represents WSI's interest in a limited partnership and a limited liability company that hold Edison stock. These figures include shares issuable upon the exercise of options within 60 days of March 31, 2001. Mr. Whittle and WSI have pledged to Morgan Guaranty Trust Company of New York all of their direct and indirect interests in Edison to secure personal obligations. These obligations become due in February 2003 and interest on these obligations is payable monthly. In addition, Mr. Whittle may not vote his class A common stock and class B common stock on any matter other than the election or removal of directors without Morgan's prior written consent. Of these shares, Morgan allowed WSI to pledge up to 400,000 shares to other lenders. Upon satisfaction of WSI's obligations to the other lenders, these shares would revert back to being pledged to Morgan. If Mr. Whittle and WSI were to default on their obligations to Morgan and Morgan were to foreclose on its pledge, the class B common stock transferred directly or indirectly to Morgan would be converted into class A common stock. Thereafter, based on current holdings, and assuming the shares pledged to the other lenders revert to the Morgan pledge, Morgan, together with its affiliates who are currently stockholders of Edison, would beneficially own 4,865,837 shares of class A common stock, including shares subject to options exercisable within 60 days of March 31, 2001. The holdings of Morgan and its affiliates would then represent 9.4% of the voting power of the class A common stock and 7.5% of the combined voting power. This would enable Morgan to exercise greater influence over corporate matters.

OUR STOCK PRICE MAY BE VOLATILE

       The market price of the class A common stock may fluctuate significantly in response to the risks discussed above, as well as other factors, some of which are beyond our control. These other factors include:

   -   variations in our quarterly operating results;

   - changes in securities analysts' estimates of our financial performance;

   -   changes in the public perception of our schools' academic performance;

   -   termination or non-renewal of existing management agreements;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We currently have market risk sensitive instruments related to interest rates. We had outstanding long-term notes payable of $25.5 million at March 31, 2001. Interest rates on the notes are fixed and range from 10.1% to 20.4% per annum and have terms of 30 to 48 months.

        We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

   Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $110.3 million at March 31, 2001. We invest cash mainly in money market accounts and other investment-grade securities. We do not purchase or hold derivative financial instruments for trading purposes.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are involved in various legal proceedings from time to time incidental to the conduct of our business. For example, we are currently involved in lawsuits filed in Dallas, Texas, Baltimore, Maryland, Las Vegas, Nevada and Peoria, Illinois questioning the authority of these schools districts to enter into management agreements with us. In addition, the school district of York, Pennsylvania has appealed the decision of the Charter Appeals Board, an entity created by operation of the state's charter law, granting a charter to one of our clients. We currently believe that any ultimate liability arising out of such proceedings will not have a material adverse effect on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

List of Exhibits

        None

Reports on Form 8-K

        On April 5, 2001, we filed a report on form 8-K announcing that on April 5, 2001 we issued a press release regarding a conference call with analysts and investors to provide a general corporate update.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EDISON SCHOOLS INC.

Date:  May 14, 2001                 /s/     H. Christopher Whittle
                                       ---------------------------------
                                            H. Christopher Whittle
                                            President, Chief Executive Officer and Director

Date:  May 14, 2001                 /s/     Adam Feild
                                       ---------------------------------
                                            Adam Feild
                                            Chief Financial Officer