Form 10-K
period 2001-06-30
EDISON SCHOOLS INC
filed 2001-09-26
CIK 1089567

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JUNE 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934




                       COMMISSION FILE NUMBER: 000-27817
                             ---------------------
                              EDISON SCHOOLS INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      13-3915075
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

         521 FIFTH AVENUE, 11TH FLOOR                              10175
                 NEW YORK, NY                                    (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER; INCLUDING AREA CODE:
                                 (212) 419-1600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      Class A Common Stock, $.01 par value
                      Class B Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant's Class A Common Stock on September 25, 2001, as reported on the Nasdaq National Market, was approximately $716,000,000.

     The number of shares of the registrant's Class A Common Stock outstanding on September 25, 2001 was 50,857,335 and the number of shares of the registrant's Class B Common Stock outstanding on September 25, 2001 was 2,424,876.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 6, 2001 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EDISON SCHOOLS INC.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    4
Item 2.   Properties..................................................   22
Item 3.   Legal Proceedings...........................................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   23
          Executive Officers and Directors of the Registrant..........   23
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related              26
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................   27
Item 7.   Management's Discussion and Analysis of Financial Condition    28
          and Results of Operations...................................
Item 7A   Quantitative and Qualitative Disclosures About Market          49
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   49
Item 9.   Changes in and Disagreements with Accountants on Accounting    49
          and Financial Disclosure....................................
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   50
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and            50
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   50
                                  PART IV
Item 14.  Exhibits, Financial Statements and Reports on Form 8-K......   51
SIGNATURES............................................................   52

     Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about our ability to, among other things:

     - implement our business strategy;

     - expand our customer base and increase the number of students enrolled in schools managed by us;

     - control costs;

     - improve the academic achievement of students in our schools; and

     - finance and manage our rapid growth.

     In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of these and other similar words.

     Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified under "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Additional Risk Factors That May Affect Future Results" and elsewhere in this report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on form 10-Q that we file in fiscal 2002. All forward-looking statements included in this Annual Report are based on information available to us up to and including the date of this document, and we expressly disclaim any obligation to alter or update our forward-looking statements, whether as a result of new information, future events or otherwise.

     We are a Delaware corporation, and our principal executive offices are located at 521 Fifth Avenue, 11th Floor, New York, New York 10175 and our telephone number is (212) 419-1600. Our web site address is www.edisonschools.com. The information on our web site is not incorporated by reference into this Annual Report and should not be considered to be a part of this Annual Report. Our web site address is included in this Annual Report as an inactive textual reference only.

                                     PART I

ITEM 1.  BUSINESS

     Edison is the nation's largest private operator of public schools serving students from kindergarten through 12th grade. As reflected in the agendas of both the Republican and Democratic parties, education is among the most important domestic issues in the United States today. Directly addressing this issue, we contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on other public schools in the area. Over the course of three years of intensive research, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We opened our first four schools in August 1995, and have grown rapidly in every subsequent year. In the 2000-2001 school year, we served approximately 57,000 students in 113 schools located in 21 states across the country and the District of Columbia. This represents an increase of 19,500 students and five new states from the 1999-2000 school year. For the 2000-2001 school year, approximately 41,000 students were enrolled in our schools in grades pre-K-5, approximately 13,000 in grades 6-8 and approximately 3,000 in grades 9-12. In the 2001-2002 school year, we expect to enroll approximately 75,000 students in 136 schools located in 22 states and the District of Columbia. Additionally, during the summer of 2001, we served approximately 12,000 students in our summer school program. Our total revenue has grown from $11.8 million in fiscal 1996 to $375.8 million in fiscal 2001. We attribute our growth in part to the demonstrated success of our schools, as measured by significant improvements in student academic performance and high levels of parental satisfaction. In July 2001 we acquired LearnNow, Inc., a privately-held school management company. LearnNow operated seven schools serving approximately 2,000 students in the 2000-2001 school year.

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

     - an enriched technology program;

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

     We have an experienced and talented management team led by H. Christopher Whittle, founder of several media enterprises, including the first national electronic news system for middle and high schools in the United States, Benno
C. Schmidt, Jr., former President of Yale University, Christopher D. Cerf, former Associate Counsel to President Clinton from 1994 to 1996, John E. Chubb, senior fellow at the Brookings Institution and noted author and speaker on education reform, and Reverend Floyd H. Flake, former member of the United States House of Representatives. In addition, the management team includes 13 former public school system superintendents.

INDUSTRY BACKGROUND

  OVERVIEW

     During the 1999-2000 school year, over 14,000 school districts comprising in excess of 89,000 K-12 schools enrolled an estimated 46.9 million students. We currently concentrate our business development efforts on the approximately 1,800 medium and large school districts that each have more than 5,000 students. We estimate that these districts had annual operating budgets aggregating $190 billion for the 1998-1999 school year. Despite the growth in spending on public education over the last decade, student achievement has progressed very little and remains low. For example, on the National Assessment of Educational Progress, only approximately 27% of students in grades 4 and 8 met grade level standards in mathematics in 2000, the last year for which results are available. In reading, only approximately 32% of students in grades 4 and 8 met grade level standards in 1998, and only approximately 25% of students in grades 4 and 8 met grade level standards in writing in 1998. The National Assessment of Educational Progress, a testing program conducted by the U.S. Department of Education since 1970, uses tests specially designed to measure how well students meet grade level standards established by a national panel of education experts. The tests are administered to random national samples of students at three grade levels every other year, or every fourth year, in major subjects.

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

     - Inability to exploit the advantage of scale. The over 14,000 school districts in the United States tend to be small, independent and localized operations. Only 2.5% of all school districts had annual operating budgets greater than $100 million for the 1996-1997 school year. This modest size can result in severe limitations on the ability both to develop and to implement substantial improvements in curriculum and school design. For example, in contrast to most large-scale private enterprises, the research and development budget in many districts is negligible. With the need to devote a significant portion of their resources to stand-alone administrative structures and the support staff to oversee curriculum for all subjects over 13 grade levels, many districts simply have nothing left for a long-term program of improvement.

     - Inability to invest for the future. The time horizons of school districts necessarily are linked to the one-year appropriations cycle under which they usually operate. The ability to invest for the future by tolerating substantial short-term budget deficits is generally not feasible for school districts. For this reason as well, we believe change tends to be only incremental.

     In all three respects -- consistency of leadership, the benefits of scale and the ability to make substantial investment for the future -- a large, private sector company such as Edison is in a strong position to add substantial value to public education.

  CURRENT REFORM INITIATIVES

     Public education is currently at the top of national, state and local political agendas. President Bush and both major national political parties have placed education at the center of their national platforms, and many state and local authorities have enacted or encouraged measures to implement significant educational reforms. Some of these reforms are programmatic innovations occurring within public schools. Examples include expanded levels of teacher training, higher standards, more rigorous testing and more effective technology. Other initiatives have sought to reform the public education system itself by embracing the market-oriented concepts of competition, accountability and a broader range of parental choice. These measures include legislation authorizing charter schools, private management of public schools, voucher programs and increased choice within existing systems.

     - Charter schools. Since Minnesota first enacted legislation in 1991, 37 states and the District of Columbia have passed charter school legislation. Under the typical charter school statute, identified entities, such as the state board of education or a state university, are authorized to grant a specified number of charters to community groups or non-profit entities to create a public school. A growing number of charter boards in turn contract with private sector organizations to operate the schools. In return for a large measure of autonomy from regulation, the charter school is accountable for student academic performance. Many charter school statutes limit the number of charter schools or the number of students that may enroll in charter schools. Currently, there are over 2,000 charter schools in operation, with an estimated enrollment of over 500,000 students in 34 states and the District of Columbia. This enrollment represents approximately 1.0% of the total student population in those 34 states and the District of Columbia.

     - Contract schools. Contract schools are public schools operated by private organizations based upon management agreements with local school boards. Unlike charter schools, contract schools do not require specific statutory authority, but are created through a contract between a school management company and a school board in accordance with existing authority.

     - Voucher programs. Voucher programs provide for the issuance to parents of tuition vouchers worth a certain amount of money that they can redeem at any approved school of their choice. These programs allow students to choose among public schools, which would have to compete for students, or possibly even attend private schools. Milwaukee has implemented a voucher program and Florida has adopted legislation authorizing such a program. Voucher legislation has also been introduced in several states. Private philanthropists have also made funds available for voucher programs.

     - Choices offered by school districts. School districts are offering increased choice to their students by, for example, establishing magnet schools serving students within the district and allowing students to attend schools across district lines. Magnet schools are specialized public schools offering unique programs, such as curricula emphasizing math, science or the arts.

     - State takeover statutes. Some states have exercised their ability under local law to divest local school boards of their authority to manage an identified school or schools within the district. These states include, among others, Maryland, New Jersey and Pennsylvania. One of those states, Maryland, has opted to contract with us to provide educational services at the identified schools. In addition, as a result of a program instituted under Pennsylvania's Educational Empowerment Act, we are managing a group of schools in Chester, Pennsylvania.

     Incorporating elements of both a market-oriented approach and programmatic innovation, we are a leader in offering reform alternatives to local school boards searching for new approaches to education. For the 2000-2001 school year, we operated 71 contract schools with a total enrollment of 39,000 students and 42 charter schools with a total enrollment of 18,000 students. Of these contract schools, 16 were operated under charters granted by school districts, which provided the facilities. We categorize these schools as contract schools because we do not provide the facilities and therefore the economics of these arrangements closely resemble those of a contract school. The remaining 55 contract schools were operated under management agreements with local school boards. We do not participate in voucher programs.

THE EDISON SOLUTION

     As a private enterprise with national scale, Edison offers school districts and charter boards a vehicle for overcoming many of the inherent constraints that have impeded systemic reform of public schools. The Edison solution consists of two equally critical and mutually reinforcing components:

     - a research-backed curriculum and school design that we believe yields significant improvement in student academic achievement as reflected in average annual gains of six percentage points against state criterion-referenced tests and five percentiles per year against national norm-referenced tests from the 1995-1996 school year through the 2000-2001 school year; and

     - support systems designed to ensure consistent, replicable and effective implementation of our educational model as we expand into a wide range of communities across the nation.

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

  CURRICULUM

     Demanding program of study. Our curriculum is guided by detailed and demanding student academic standards that specify what students should know and be able to do at the end of each school year in twenty fields of study, from reading, writing and mathematics to economics, geography, visual arts and foreign languages. Our curriculum is also rich in content. For example, students at the junior and high school levels study three years of world history and literature and two years of U.S. history and literature. In addition, all high school students have the opportunity to complete biology, chemistry and physics by the end of 11th grade, and we offer a wide range of advanced placement courses to students in the 11th and 12th grades.

     Professional development for teachers. Our professional development program provides opportunities for teachers to learn how to implement our program and develop their skills as educators. We typically provide teachers with four weeks of training before a school first opens and additional support and training during the school's initial year. In addition, teachers generally have two periods every day free for their own professional development, and our school calendars provide at least five days for ongoing training each year. We also offer more than a dozen national curriculum conferences annually for different specialists within our schools.

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

     Regular assessments of student performance. We routinely monitor our students' progress against academic standards. We connect our standards and instructional programs with state standards and assessments, and we believe our students are well prepared for state and local tests, for which we are held accountable. Each quarter teachers complete a unique report card, known as a Quarterly Learning Contract, which is a special narrative report card that tracks student progress against academic standards and sets specific goals for students. We believe this is a contrast to the typical American report card that grades progress relative to each teacher's subjective classroom standards. Students also receive traditional letter grades in the Quarterly Learning Contract. Our students take all standardized tests required by state and local authorities. We have introduced a monthly benchmark assessment system that provides us with detailed measurements of student progress toward achieving grade level academic standards. We use these assessments to determine whether we should adjust our instructional programs to help our students achieve the academic requirements of their grade level.

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

     Longer school day and year. Our students are in school an average of 1,500 hours each year after the first year of their school's operation and our school year is approximately 200 days. Based on these figures, we believe our students spend more time in school each year than students in most other public schools. This provides our students with substantially more time for learning than many public school students and enables us to implement a richer curriculum. Our school schedule also provides our students with less time during the shorter summer vacation to forget what they learned during the school year.

     Increased integration of technology in the learning environment. Our schools are technologically rich environments aimed at preparing students for the workplaces of the future. We generally provide each of our teachers with a laptop computer and our classrooms generally have three computers as well as printers for student use. We provide every family with a student above the second grade a computer and a modem for use at home, following the first year of their school's operation. To encourage and increase communication and enable the sharing of best practices, teachers, students and parents are electronically connected via The Common, our Internet-based, internal message, conferencing and information system that connects all our schools. We have a distinctive program called Technology as a Second Language to teach school staff, students and families to use technology effectively.

     Immediate and comprehensive change. For the schools we opened in the fall of 2000, we made an average initial investment of approximately $2,500 per student which we used to purchase computers and other technology, implement our curriculum and train new teachers. We believe this provides an opportunity for schools to launch a comprehensive package of change all at once. In contrast to the small steps that school reform usually must take, our schools are able to integrate new curriculum, technology and professional development and pursue excellence in all areas immediately and aggressively.

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

     Principals accountable for school performance. Principals at our schools are appraised and compensated based on meeting student academic performance, financial management and community satisfaction goals. They are also responsible for public reporting of their school's accounts and budgets. Principals receive school report cards that track progress on all accountability criteria, and principals are in turn appraised and compensated based on progress against the accountability criteria. Of the 12 principals that left Edison after the end of the 2000-2001 school year, two were asked to leave, one resigned, three retired, and six worked at schools that closed. In addition, five other principals were promoted internally to new positions. Principals for our contract and charter schools are chosen in consultation with the school district or charter board and normally hired four to six months before the school opens. This allows our operational vice presidents to work closely with the new principals for several months to thoroughly introduce them to our education system. In addition, new principals receive two weeks of formal training on our education system.

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

     LearnNow Schools. As a result of our acquisition in July 2001 of LearnNow, Inc., a privately-held school management company, beginning in fiscal 2002 we will operate 11 schools under the LearnNow brand. The instructional program of LearnNow schools is consistent with the Edison program, particularly in the areas we believe are the key factors for student success such as standards-based curriculum and accountability. In addition, the LearnNow schools will take advantage of most aspects of the Edison operating system. However, there are some differences between the LearnNow schools and other Edison schools. For example, LearnNow schools use a different curriculum for reading, focus on expanded relationships with local community groups to address non-educational needs of students and to provide positive role models, and make less extensive use of technology and foreign language programs. We expect to continue to operate the existing LearnNow schools under this model, but we do not currently expect to add a significant number of new schools using the LearnNow brand or program in the future.

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

     Operational Vice President structure. Edison's fourteen operational vice presidents, most of whom are former school superintendents or principals, provide the most critical link between our central operations and each school site. They are accountable for building and ensuring the operation of successful schools, defined as schools that measurably enhance student achievement over time and meet financial objectives. In meeting this responsibility, operational vice presidents make frequent site visits, analyze school academic and financial data, coordinate central support operations that meet the needs of each school and hold regional training sessions for principals and teachers.

     Education and Curriculum Division. Our Education and Curriculum Division oversees the implementation, modification, support and effectiveness of our educational design. The Education and Curriculum Division's 47 employees, together with approximately 150 of our teachers who we annually certify as trainers, provide a continuous stream of support to our schools through the coordination of schoolwide and national training programs, development of curricular standards and assessment of design effectiveness at each school. The Education and Curriculum Division also collects, analyzes and publishes educational data for use by our schools, our school district and charter board clients and the public.

     Assessment. The Assessment Department within our Education and Curriculum Division monitors student achievement, school design and customer satisfaction criteria of our schools, and analyzes these data to understand and measure our schools' performance. This department also prepares monthly and annual reports on school performance for our principals and operational vice presidents.

     Recruiting. Strong educational leadership and teaching ability are vital to the successful implementation of the Edison design. Our Recruitment Department works year-round to attract outstanding principal candidates through a variety of recruitment strategies, including direct headhunting, national advertising and cultivation of outstanding internal candidates. The department also recruits outstanding teacher candidates through a network of school-based recruitment coordinators and through targeted recruitment efforts at over 100 college campuses, historically black colleges and highly regarded teacher organizations.

     Real estate. Prior to finalizing a management agreement, we typically review the physical condition, technology infrastructure, suitability and student capacity of each school site, and estimate the costs of preparing the facilities for an Edison school. Once the management agreement is finalized, we either contract with local architects and construction managers to make the necessary modifications or work closely with client school districts, depending on the terms of the management agreement. In some independent charter school management agreements, we may be responsible for new construction, major renovation or conversion of a commercial or industrial property. We often will provide construction management and real estate development and financial advisory services to charter schools. For more information on our real estate arrangements, see "Properties."

     Start-up. As a management agreement is finalized, the assigned operational vice president sets up a local start-up office, hires a start-up staff, and begins to complete each step outlined in our Start-up Manual, a multi-volume guide that directs each phase of the start-up process. The start-up office serves as the center for all school operations, including student enrollment, staff recruitment and coordination with the central office.

     Purchasing. Our Supply Chain Management Department is responsible for coordinating both the purchase and the delivery of each school's curriculum and technology. We believe our size and growth have allowed us to achieve economies of scale by realizing more competitive prices from vendors than could most school districts.

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

     Business services. We hire a business services manager to manage the day-to-day administrative operations at each Edison school under the supervision of the school's principal. Business services managers are responsible for managing the school's budget, processing all site expenditures and coordinating student transportation, food and personnel services at each Edison school. We also employ twelve financial analysts in our central office to assess prospective management contracts and monitor the budgets of our existing schools. Our central office also monitors real estate financing and performs traditional financial administrative functions.

     Technology. Our Technology Department oversees the creation, modification, and implementation of the technology components of the Edison curriculum and school design. The department creates specifica-tions for each school and start-up office, oversees technology-related building modifications and equipment installation, recruits and selects, together with the school principal, the school's technology director, trains the school's technology director and provides additional field support as needed.

     Family and community partnerships. Formal parent orientation begins once the student body has been selected, but all parent meetings and community information sessions that lead up to final student selection are part of families' introduction to Edison and the contract or charter school. The parent orientation process is organized at each site by the school's student support manager, a professional member of the school staff who facilitates community interaction and coordinates social services within the school. The student support manager works closely with the school's principal throughout the start-up process to recruit parent volunteers, hold welcome meetings, orient parents to the Edison curriculum and school design and coordinate the school's grand opening celebration.

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

     Ongoing training. We maintain the successful operation of each of our schools through frequent site visits by our support personnel and through ongoing professional development for school staff. In addition to local training, principals and teachers regularly convene for national conferences, where training typically focuses on student achievement, leadership strategies, design modifications, community relations, new support services or subject-specific training sessions. Principals and teachers can also utilize The Common, our on-line network, to access additional resources and interact with individuals from other Edison schools.

     Site monitoring and accountability. To ensure that each Edison school makes continuous progress in each of these areas, we generate monthly school operations reports for each school site. These reports include a compilation of educational data generated at each school site, anecdotal observations from our personnel who visited the school and information related to attendance, enrollment, student and teacher mobility and technology usage. In addition to the operations reports, we compile a year-end School Report Card for each school site. The report includes information about student performance on standardized tests; student performance on Edison's common performance assessments; levels of parent, staff, and student satisfaction; and the degree to which the school met its budgetary requirements. The School Report Card serves as the basis upon which the school principal is evaluated and, where state law permits, compensated.

THE EDISON SOLUTION IMPLEMENTED

     For the 2001-2002 school year, we are operating 136 schools in 53 cities located in 22 states and the District of Columbia with a combined student enrollment of approximately 75,000. This represents an increase of approximately 18,000 students and one new state from the 2000-2001 school year. We also offered summer school programs at three of our schools and 37 non-Edison schools in the summer of 2001.

     We operate two types of schools: contract and charter. In the case of most charter schools, we are required to arrange for a facility. In some cases, however, we operate charter schools under a charter granted by the local school board, which provides the facility. In these cases, we categorize and count these schools as contract schools because we do not provide the facilities and therefore the economics of the arrangement more nearly resemble those of a contract school. We believe that Edison, which is currently operating 83 contract schools, is the only major provider of contract schools for traditional K-12 instruction in the United States.

     We consider grades pre-K-5, 6-8 and 9-12 to each be a school, and we count grades pre-K-5, 6-8 and 9-12 as separate schools, even if they are located in the same building. As we expand, we often introduce new grade levels gradually rather than simultaneously opening all grade levels within a school. We consider ourselves to have opened a new school if we introduce at least one grade level at a different school level, for example, if we add grade 6 at a location housing an existing pre-K-5 school. In some cases, we count grades pre-K-6 as one school if it is the local practice to configure elementary schools in this manner. For the 2001-2002 school year, we have 108 principals, and each principal is generally responsible for all the Edison schools on his or her campus. Our students have generally been from economically disadvantaged backgrounds, and approximately 70% of our students participated in the federal free and reduced lunch program during the 2000-2001 school year. These students come from families with incomes at or below 185% of the poverty level established by federal authorities.

     The following table provides information about the schools we are operating for the 2001-2002 school year.

                                                   NUMBER                                                   EARLIEST
                                                     OF        YEAR                  TYPE OF   SHORTEST    EXPIRATION
CLIENT                          LOCATION           SCHOOLS   COMMENCED    GRADES     SCHOOL      TERM         DATE
------                          --------           -------   ---------    ------     -------   --------    ----------
Chula Vista
  Elementary School
  District             Chula Vista, California         1       1997      K-5        Contract*   5 yrs        June 2002
Ravenswood City
  School District      East Palo Alto, California      2       1998      K-8        Contract*   5 yrs     January 2003
Fresno Unified School
  District             Fresno, California              1       1999      K-6        Contract*   5 yrs        June 2004
Long Beach Unified
  School District      Long Beach, California          1       2000      K-5        Contract    5 yrs        June 2005
Napa Unified School
  District             Napa, California                1       1998      K-6        Contract*   5 yrs        June 2003
San Francisco School
  District             San Francisco, California       1       1998      K-5        Contract*   5 yrs        June 2003
West Covina School
  District             West Covina, California         2       1998      K-8        Contract*   5 yrs        June 2003
Academy School
  District             Colorado Springs, Colorado      1       1998      K-5        Contract    5 yrs        June 2003
Colorado Springs
  School District      Colorado Springs, Colorado      2       1996      K-8        Contract*   5 yrs        June 2006
Wyatt-Edison Charter
  School               Denver, Colorado                2       1998      K-8        Charter     5 yrs        June 2003
Board of Area
  Cooperative Ed
  Services             Hamden, Connecticut             2       1998      K-8        Contract    5 yrs        June 2003
Friendship Public
  Charter School       Washington, D.C.                4       1998      K-11       Charter     5 yrs        June 2003
Community Academy
  Public Charter
  School               Washington, D.C.                2       2000      pre-K-8    Charter     3 yrs        June 2003
Southeast Academy of
  Scholastic
  Excellence Public
  Charter School       Washington, D.C.                2       2000      K-8        Charter     5 yrs        June 2005
Thomas A. Edison
  Charter School of
  Wilmington           Wilmington, Delaware            2       2000      K-7        Charter     5 yrs        June 2005
Dade County Public
  Schools              Miami, Florida                  1       1996      K-5        Contract    5 yrs        June 2006
Drew Charter School    Atlanta, Georgia                1       2000      K-5        Charter     5 yrs        June 2005
Bibb County School
  District             Macon, Georgia                  2       1999      K-6        Contract    5 yrs        June 2004
Chicago Charter
  School Foundation    Chicago, Illinois               3       1999      K-12       Charter     8 yrs        June 2007
Peoria Public Schools  Peoria, Illinois                4       1999      K-8        Contract    5 yrs        June 2004
Springfield Public
  Schools              Springfield, Illinois           1       2000      K-5        Contract    5 yrs        June 2005

                                                                                     (continued on the following page)

                                                   NUMBER                                                   EARLIEST
                                                     OF        YEAR                  TYPE OF   SHORTEST    EXPIRATION
CLIENT                          LOCATION           SCHOOLS   COMMENCED    GRADES     SCHOOL      TERM         DATE
------                          --------           -------   ---------    ------     -------   --------    ----------
Davenport Community
  School District      Davenport, Iowa                 1       1999      K-5        Contract    5 yrs        June 2004
Wichita School
  District No. 259     Wichita, Kansas                 4       1995      K-8        Contract    5 yrs        June 2005
New Baltimore City
  Board of School
  Commissioners and
  the Maryland State
  Department of
  Education            Baltimore, Maryland             3       2000      pre-K-5    Contract    5 yrs        June 2005
Boston Renaissance
  Charter School       Boston, Massachusetts           2       1995      pre-K-8    Charter     5 yrs        June 2005
Seven Hills Charter
  School               Worcester, Massachusetts        2       1996      K-8        Charter     5 yrs        June 2006
Battle Creek School
  District             Battle Creek, Michigan          3       1998      K-8        Contract    5 yrs        June 2003
Detroit Academy of
  Arts and Sciences    Detroit, Michigan               3       1997      K-10       Charter     5 yrs        June 2006
Detroit Public School
  Academy              Detroit, Michigan               2       1998      K-8        Charter     3 yrs        June 2001
YMCA Service Learning
  Academy              Detroit, Michigan               2       1999      K-8        Charter     5 yrs        June 2004
Edison Oakland Public
  School Academy       Ferndale, Michigan              2       1999      K-8        Charter     5 yrs        June 2004
Flint School District  Flint, Michigan                 4       1997      K-12       Contract    5 yrs        June 2002
Inkster Public
  Schools              Inkster, Michigan               4       2000      pre-K-12   Contract    5 yrs        June 2005
Mt. Clemens School
  District             Mt. Clemens, Michigan           4       1995      K-12       Contract    5 yrs        June 2003
Board of Education of
  Pontiac              Pontiac, Michigan               2       1998      K-8        Contract    5 yrs        June 2003
Duluth Public Schools  Duluth, Minnesota               3       1997      K-9        Contract*   3 yrs        June 2003
Minneapolis School
  District No. 1       Minneapolis, Minnesota          2       1998      K-8        Contract    5 yrs        June 2003
Hope Community
  Academy              St. Paul, Minnesota             1       2000      K-4        Charter     3 yrs        June 2003
Minnesota Institute
  of Technology        St. Paul, Minnesota             1       2000      K-6        Charter     3 yrs        June 2003
Kansas City Municipal
  School District      Kansas City, Missouri           1       1999      K-5        Contract    5 yrs        June 2004
Westport Allen-
  Edison Village
  Educational School   Kansas City, Missouri           2       1999      K-8        Charter     5 yrs        June 2004
Westport Community
  Secondary Schools    Kansas City, Missouri           2       1999      6-12       Contract*   5 yrs        June 2004
Schomburg Charter
  School, Inc.         Jersey City, New Jersey         1       2000      K-5        Charter     2 yrs        June 2002
Granville Public
  Charter School       Trenton, New Jersey             3       1998      K-11       Charter     2 yrs        June 2002
New Covenant Charter
  School               Albany, New York                1       2000      K-6        Charter     4 yrs        June 2004

                                                                                     (continued on the following page)

                                                   NUMBER                                                   EARLIEST
                                                     OF        YEAR                  TYPE OF   SHORTEST    EXPIRATION
CLIENT                          LOCATION           SCHOOLS   COMMENCED    GRADES     SCHOOL      TERM         DATE
------                          --------           -------   ---------    ------     -------   --------    ----------
Harriet Tubman
  Charter School       Bronx, New York                 1       2001      K-3        Charter     5 yrs        June 2005
Stepping Stone
  Academy Charter
  School               Buffalo, New York               1       2001      K-5        Charter     5 yrs        June 2006
Riverhead Charter
  School               Riverhead, New York             1       2001      K-4        Charter     5 yrs        June 2006
Charter School of
  Science and
  Technology           Rochester, New York             2       2000      K-8        Charter     5 yrs        June 2005
Charter School For
  Applied
  Technologies         Tonawanda, New York             1       2001      K-6        Charter     5 yrs        June 2006
Clark County School
  District             Las Vegas, Nevada               7       2001      K-8        Contract    5 yrs        June 2006
Nash-Rocky Mount
  Public Schools       Whitakers, North Carolina       1       1999      K-5        Contract    5 yrs        June 2004
Alliance Community
  Schools, Inc.        Dayton, Ohio                    3       1999      K-6        Charter     5 yrs        June 2004
Chester-Upland School
  District             Chester, Pennsylvania           9       2001      K-12       Contract    5 yrs        June 2006
Mariana Barcetti
  Academy Charter
  School               Philadelphia, Pennsylvania      1       2000      6-9        Charter     5 yrs        June 2006
Renaissance
  Academy-Edison
  Charter School       Phoenixville, Pennsylvania      2       2000      K-8        Charter     5 yrs        June 2005
Lincoln-Edison
  Charter School       York, Pennsylvania              1       2000      K-5        Contract*   5 yrs        June 2005
Dallas Independent
  School District      Dallas, Texas                   7       2000      pre-K-6    Contract    5 yrs        June 2005
Southwest School
  District             San Antonio, Texas              2       1997      K-5        Contract    5 yrs        June 2002
Tyler Independent
  School District      Tyler, Texas                    1       1999      6-8        Contract    5 yrs        June 2006
Milwaukee Science
  Education
  Consortium           Milwaukee, Wisconsin            2       2000      pre-K-7    Charter     5 yrs        June 2005
Milwaukee Urban
  League Academy of
  Business and
  Economics, Inc.      Milwaukee, Wisconsin            1       2001      K-5        Charter     5 yrs        June 2006
                                                     ---
    Total                                            136
                                                     ===

---------------

* Indicates charter schools operated under a charter granted by the local school board.

     We closed three schools at the end of the 2000-2001 school year that were operated in facilities shared with our clients' traditional school programs, an operating model that we are discontinuing, although we continue operating schools for these clients. In addition, four schools closed at the end of the 2000-2001 school year due to the termination of the two underlying management agreements. The seven closed schools enrolled approximately 2,400 students in the aggregate.

GROWTH STRATEGY

     We believe the approximately 1,800 medium and large independent school districts nationwide, which we estimate collectively had operating budgets of $190 billion in the 1998-1999 school year, represent a significant growth opportunity. Our strategy is to grow within this market through the expansion of relationships with existing clients as well as the establishment of new relationships.

     Our marketing efforts will continue to focus on our ability to replicate the success achieved at other Edison schools throughout the country. In recent years, we have begun to shift our focus to school districts where we can offer a cluster of schools in the first year of the contract. Clusters offer enhanced economies of scales at both the school and central office level. We believe that effective marketing and communication efforts targeted at administrators, teachers and parents will yield higher levels of perceived benefits among these constituencies and ultimately generate increased penetration within our market of K-12 schools.

     We believe that uninterrupted access to the Edison system from kindergarten through high school will achieve the most favorable outcome for students. Historically, our management agreements have provided for the establishment of one or more elementary schools during the first contract year. Through our development efforts, we seek to expand upon the initial contract by opening additional schools within the district in subsequent years. We believe that our strong academic results will encourage school districts and charter holders to retain us to operate multiple schools. In addition, we believe that satisfied parents will push to make our schools available for their children's entire K-12 education. Twenty-four of our first 40 clients have added one or more additional schools.

COMPETITIVE STRENGTHS

     We believe that the following factors will contribute to our continued success and future growth:

     - Quantifiable academic improvement. Student achievement in our schools has been substantial, as measured by a range of state and local tests. From the 1995-1996 school year through the 2000-2001 school year, for those schools that we have operated long enough to generate trend data, our students, on average, gained six percentage points per year against state criterion-referenced tests and five percentiles per year against national norm-referenced tests.

     - Parental satisfaction. Our schools enjoy high parental satisfaction. According to a survey prepared for us by an independent market research firm for the 2000-2001 school year, covering all of our schools then in operation, over 50% of the parents of our students gave our schools grades of A or A-. This compares to 40.3% of parents who gave on average a grade of A or A- in a sample of U.S. public schools for the 1999-2001 school years, according to the same market research firm.

     - Extensive infrastructure. We have a series of systems and support staff that permit us to implement our curriculum and school design in contract and charter schools in communities across the United States. The systems have been used successfully during our past five years of rapid expansion. These systems include recruiting capabilities, assessment mechanisms, professional development systems, financial management and acquisition systems, and systems to assess prospective management agreements.

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

     - Experienced management team. We have an experienced management team led by H. Christopher Whittle, founder of several media enterprises including the first national electronic news system for middle and high schools in the United States, Benno C. Schmidt, Jr., former President of Yale University, Christopher D. Cerf, former Associate Counsel to President Clinton from 1994 to 1996,

John E. Chubb, senior fellow at the Brookings Institution and a noted author and speaker on education, and Reverend Floyd H. Flake, former member of the United States House of Representatives. Our management team also has 13 former school system superintendents, including Deborah M. McGriff, former superintendent of the Detroit public schools, and Manuel Rivera, former superintendent of the Rochester public schools.

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

     Student academic achievement in our schools has been substantial, as measured by these external assessments. The following summarizes available results for schools that were open during the 2000-2001 school year:

     - On criterion-referenced tests -- tests that gauge the ability of students to achieve specified standards, and increasingly the type of test being used by the states to hold schools accountable -- Edison schools have, from 1995 to 2001, increased the percentage of students achieving standards by an average of six percentage points every year.

     - On norm-referenced tests -- tests that gauge the achievement of students relative to their peers nationwide -- Edison schools have, from 1995 to 2001, increased the national percentile rank of students by an average of five percentiles every year.

     - In the 2000-2001 school year, Edison schools improved on their historical rate of gain. On criterion-referenced tests -- the most common tests in Edison schools -- the average gain was seven percentage points, one point higher than the average gain from 1995 to 2001. On norm-referenced tests -- the accountability measure in roughly a third of Edison schools -- the rate of gain held steady at five percentiles.

     - Edison schools not only have a strong record of helping more students each year achieve state standards; they have sharply reduced the numbers of students failing state tests altogether. From 1995 to 2001, Edison schools reduced the failure rate on criterion-referenced tests an average of six percentage points per year. In the 2000-2001 school year, Edison schools reduced failure rates an average of nine percentage points per school.

     The results described above do not include results for schools operated by LearnNow during the 2000-2001 school year.

FUTURE OPPORTUNITIES

     We intend to selectively pursue opportunities created by state-sponsored school and school district take-overs and other opportunities for whole-district management. In addition, we believe our success in operating K-12 public schools will allow us to expand into complementary areas of the education industry. Concepts under consideration include:

     - establishing teacher training schools, which we refer to as Edison Teacher's Colleges; and

     - configuring our curriculum, school design and systems for license to small school districts.

LABOR RELATIONS

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

     Our commitment to developing a successful working relationship with unions reflects the fact that a majority of our schools are contract rather than charter schools. As a general proposition, teachers at charter schools in the United States are not represented by unions. In contrast, at least in those states with strong public employee labor laws, school teachers in traditional public schools generally have elected to organize. Approximately 40% of the schools we are operating for the 2001-2002 school year are being operated under collective bargaining agreements as modified by a memorandum of understanding. In some charter schools, the charter incorporates by reference portions of collective bargaining agreements.

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

     We typically have employment agreements with the principals, union and non-union teachers and other personnel of our schools.

BUSINESS DEVELOPMENT

     Our development division is responsible for establishing new client relationships, expanding relationships with current clients and renewing client management agreements. The division consists of seven teams of two to three development professionals, each team responsible for a particular group of target accounts. The development cycle for contract and charter schools usually begins 10 to 20 months prior to a school's opening. The development vice president typically targets numerous school districts within his or her region as potential clients for a contract school, based upon a variety of criteria, including:

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

CONTRACTUAL ARRANGEMENTS FOR ESTABLISHING CONTRACT AND CHARTER SCHOOLS

     Contract schools. Our management agreements for operating contract schools are typically negotiated with the district school board. Management agreements generally last for five years, provide us with per-student funding generally comparable to that received by other schools in the district and give us substantial control over a school, under the board's ultimate supervision. We deliver and support our curriculum, manage the school's budget, provide periodic assessment reports to the school district, hire teachers and, in collaboration with the school district, choose the school's principal.

     Charter schools. Our management agreements for operating charter schools are negotiated with the charter boards, which generally consist of community groups or established non-profit entities. Public school districts typically can also issue charters and may retain us to operate charter schools. The terms and conditions of these management agreements are similar to our management agreements for contract schools. We often also help the charter boards arrange for financing to obtain the facilities for the charter schools and often provide interim financing. In some cases, we have entered into long-term leases for the charter school facilities. We have also provided permanent credit support for many of our charter school buildings, typically in the form of loan guarantees or cash collateral.

GOVERNMENT LAWS AND REGULATIONS

     Federal and state education programs. We receive funds derived from numerous federal and state programs to be used for specific educational purposes. If we fail to comply with the requirements of the various programs, we could be required to repay the funds and be determined ineligible for receipt of future federal funds. Most of our schools receive funds under Title I of the Elementary and Secondary Education Act of 1965. This program supports educationally disadvantaged children in areas of high poverty. Some of our schools also receive funds from other programs under this act, including Title II, which provides funding for the professional development of teachers, Title III, which provides funding for technology programs, Title VII, which provides funding for bilingual education programs, and Title X, which provides start-up funding for charter schools. We have policies and procedures in place in order to comply with the regulations and requirements of these programs.

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

     Individuals with Disabilities in Education Act. This act requires that students with qualified disabilities receive an appropriate education through special education and related services provided in a manner reasonably calculated to enable the child to receive educational benefit in the least restrictive environment. Our responsibility to provide the potentially extensive services required by this act varies depending on state law, type of school and the terms of our management agreements. We are generally responsible for ensuring the requirements of this act are met in our charter schools, unless state law assigns that responsibility to another entity. School districts are generally responsible for ensuring the requirements of this act are met in our contract schools. We could be required to provide additional teachers, aides, special services or a placement in a private school, at our cost, if we are found in violation of this act in one of our schools.

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

     For more information on the effect of government laws and regulations on our business, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Additional Risk Factors That May Affect Future Results -- We rely on government funds for specific education programs, and our business could suffer if we fail to comply with rules concerning the receipt and use of the funds" and "-- We are subject to extensive government regulation because we benefit from federal funds, and our failure to comply with government regulations could result in the reduction or loss of federal education funds."

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

     - second, we have convened a security committee, consisting of school administrators, superintendents and security experts, and developed detailed security procedures and standards for all Edison schools; and

     - third, we are including a security training module as part of the leadership training for all principals.

HUMAN RESOURCES

     As of June 30, 2001, we had 282 full-time headquarters employees. In addition, 87 principals, approximately 3,000 teachers and approximately 1,500 members of administrative staff and management worked in our schools for the 2000-2001 school year.

COMPETITION

     We have few direct competitors. We believe the companies that are most similar to us in terms of corporate strategy focus primarily or exclusively on operating charter schools, rather than contracting with school districts. These companies include Beacon Education Management, Charter Schools USA, The Leona Group, Mosaica Education, Inc., National Heritage Academy and SABIS Educational Systems. In addition, other private school operators, post-secondary education providers or child care providers could possibly enter our market. For example, Bright Horizons Family Solutions, a provider of corporate sponsored child care, recently opened its first private school, and it or other child care providers could seek opportunities in the charter or contract schools market. KIPP Academy, Inc., which is a non-profit corporation, operates a number of charter schools.

ITEM 2.  PROPERTIES

     Of the 136 schools we are currently operating in fiscal 2002, the 83 contract schools generally operate in existing facilities provided by our school district clients, though we manage the maintenance and operation of these facilities. Of our 83 contract schools, 15 are operated under a charter held by a public school district which provides a facility.

     Significant real estate investments are often necessary when we establish a charter school for a charter board and existing facilities are not available. Generally, these investments are either made by the charter board or by us, and we work closely with the charter board to locate, develop and finance the charter school's facilities. A suitable location often needs to be found prior to completing a charter application for a particular jurisdiction. The building or renovation process generally lasts at least several months and can vary widely in expense from minimal upgrades to new construction, which typically costs from $4.0 million to $8.0 million. Innovative financing methods are often needed to compensate for the limited amount of state and local funding available to develop charter school facilities and we have employed a variety of approaches, including owning or leasing the building, advancing funds for the building to the charter board with various repayment terms, or having the charter board directly own or lease the facility, sometimes assisted by a subordinated loan from us. We also consider providing guarantees to lending institutions to allow the charter board flexibility in obtaining financing.

     In July 2000, we acquired a 35% interest in Ksixteen LLC, a company organized to provide construction management and real estate development and financial advisory services to charter schools. The management of Ksixteen included all the members of our former real estate department. Edison and Ksixteen entered into a master development agreement pursuant to which Ksixteen performed construction management and real estate development and financing services on behalf of charter schools that have entered into management agreements with us. Effective July 1, 2001, we acquired the remaining 65% of Ksixteen and intend to operate our real estate function internally in the future.

     Our executive offices are located in New York, New York in a leased facility consisting of approximately 62,500 square feet.

     We have purchased property in New York, New York for the purchase price of $10 million and we have entered into an agreement with the Museum of African Art to develop the property for a mixed use project consisting of new corporate headquarters, a charter school and a facility to house the Museum. We have not yet received the necessary zoning approvals for this project, nor do we have an agreement with any party to operate a charter school on that site. If we are unable to obtain the necessary zoning approvals, we may choose to sell the property, potentially at a loss.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in various legal proceedings from time to time incidental to the conduct of our business. For example, we are currently involved in lawsuits filed in Dallas, Texas, Baltimore, Maryland, Peoria, Illinois and Las Vegas, Nevada questioning the authority of these school districts to enter into management agreements with us. In addition, the school district of York, Pennsylvania has appealed the decision of the state charter-granting authority to grant a charter to one of our clients. We currently believe that any ultimate liability arising out of such proceedings will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Our executive officers and directors, and their ages as of September 17, 2001, are as follows:

NAME                                                   AGE                   POSITION
----                                                   ---                   --------
H. Christopher Whittle...............................  54    President, Chief Executive Officer and
                                                             Director
Benno C. Schmidt, Jr. ...............................  59    Chairman of the Board of Directors
Christopher D. Cerf..................................  46    Chief Operating Officer and Director
Adam Feild...........................................  34    Chief Financial Officer and Executive
                                                             Vice President
John E. Chubb, Ph.D. ................................  47    Chief Education Officer and Executive
                                                             Vice President
Laura K. Eshbaugh....................................  53    Executive Vice President
Reverend Floyd H. Flake..............................  56    President of Edison Charter Schools and
                                                             Director
David A. Graff.......................................  34    General Counsel and Senior Vice
                                                             President
Kathleen M. Hamel....................................  37    Executive Vice President, Whole District
                                                             Partnerships
Tonya G. Hinch.......................................  38    Executive Vice President, School
                                                             Operations Division
Deborah M. McGriff, Ph.D. ...........................  52    President of Edison Teacher's Colleges
Donald N. Sunderland.................................  51    Chief Information Officer and Executive
                                                             Vice President
Joan Ganz Cooney.....................................  71    Director
Ramon C. Cortines(1).................................  69    Director
Charles J. Delaney(1)(2).............................  41    Director
Jeffrey T. Leeds(2)..................................  45    Director
Jonathan Newcomb(1)..................................  55    Director
Timothy P. Shriver...................................  42    Director
William F. Weld(2)...................................  56    Director

---------------

(1) Member of the Finance and Audit Committee

(2) Member of the Compensation Committee

     Set forth below is certain information regarding the professional experience for each of the above-named persons.

     H. Christopher Whittle, Edison's founder, has served as President since March 1997 and as Chief Executive Officer since July 1998. He has served as a director since 1992 and also served as our Chairman of the Board of Directors from 1992 until March 1995. He is the President and sole stockholder of WSI Inc., a corporation wholly owned by Mr. Whittle with the current primary purpose of holding Mr. Whittle's personal investments. From 1986 to 1994, Mr. Whittle was Chairman and Chief Executive Officer of Whittle Communications L.P., which developed magazines and other print publications as well as Channel One, an advertising-supported daily news and information television program for schools. Before that, Mr. Whittle was the founder of 13-30 Corporation, the predecessor of Whittle Communications L.P., and served as the publisher of Esquire magazine from 1979 to 1986.

     Benno C. Schmidt,Jr. has served as Chairman of the Board of Directors since March 1997. He also served as our Chief Executive Officer from 1992 to June 1998, our President from 1992 to February 1997 and our Chief

Education Officer from July 1998 through April 1999. Mr. Schmidt served as President of Yale University from 1986 to 1992. He also served as Dean of the Columbia University School of Law from 1984 to 1986.

     Christopher D. Cerf has served as Chief Operating Officer since May 1999 and as a director since November 2000. He also served as our General Counsel from June 1997 to April 2000. Prior to joining us, he was a partner in the law firm of Wiley, Rein and Fielding from May 1996 to May 1997. Between 1994 and May 1996, he served in the White House as Associate Counsel to the President. Mr. Cerf is also a former high school history teacher.

     Adam Feild has served as Chief Financial Officer and Executive Vice President since January 2001. From February 2000 until December 2000, he was Chief Financial Officer of nickandpaul inc., a marketing and branding consultancy, as well as a non-executive member of our financial staff. From March 1997 to February 2000, he served in a variety of positions with us, most recently as our Senior Vice President, Finance, and prior to that as our Vice President, Capital Finance. Prior to joining us, from 1995 to March 1997, Mr. Feild was an associate with J.W. Childs Associates, a private equity firm.

     John E. Chubb has served as Chief Education Officer and Executive Vice President since May 1999. Prior to that, he served as Executive Vice President of Curriculum, Instruction and Assessment from 1992 to April 1999.

     Laura K. Eshbaugh has served in a variety of roles since joining us at our inception in 1992, most recently serving as Executive Vice President since July 1998. She also served as a director from 1992 to November 2000. From 1989 to September 1994, Ms. Eshbaugh served as Vice Chairman of Whittle Communications L.P.

     Reverend Floyd H. Flake has served as President of Edison Charter Schools since May 2000 and as a director since November 2000. He has also served as the senior pastor of the Allen African Methodist Episcopal Church in Jamaica, Queens since 1976. Reverend Flake has served as a Senior Fellow at the Manhattan Institute for Social and Economic Policy since January 1998 and a columnist for the New York Post since January 1998. Reverend Flake has been a member of the Board of Directors of the Fannie Mae Foundation since January 1998 and an Adjunct Fellow on the Advisory Board of the Brookings Institution Center on Urban and Metropolitan Policy since February 1998. From January 1986 to December 1997, Reverend Flake served as a member of the United States House of Representatives, representing the 6th district of New York.

     David A. Graff has served as General Counsel and Senior Vice President since April 2000. From December 1998 to April 2000, he served as our Deputy General Counsel. Prior to that, he was an associate in the law firm of Shea & Gardner from September 1995 to December 1998.

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

     Deborah M. McGriff has served as President of Edison Teacher's Colleges since May 2000. Prior to that time, she served as our Executive Vice President of Development from February 1998 to May 2000. From November 1993 to February 1998, she served as our Senior Vice President of Charter School Development. Before joining us, she was General Superintendent of the Detroit Public Schools. Ms. McGriff earlier served as Assistant Superintendent in Cambridge, Massachusetts and Deputy Superintendent in Milwaukee, Wisconsin.

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

     Joan Ganz Cooney has served as a director since November 2000. Ms. Cooney is the Chairman, Executive Committee, of the Sesame Workshop, formerly the Children's Television Workshop. Ms. Cooney co-founded the Children's Television Workshop as its Executive Director in 1968 and was named its President-Chief Executive Officer in 1970 and Chairman-Chief Executive Officer in 1988. She assumed her present responsibilities in 1990. Mrs. Cooney is on the Boards of Directors of Johnson & Johnson, the Metropolitan Life Insurance Company, the Museum of Television and Radio and The New York and Presbyterian Hospitals, Inc. She is a Life Trustee of the National Child Labor Committee and of WNET, Channel 13.

     Ramon C. Cortines has served as a director since July 2000. Mr. Cortines earlier served on our Board of Directors from October 1999 to November 1999, when he resigned to become to the Interim Superintendant of the Los Angeles Unified School District, a position he held from November 1999 to June 2000. He has served as the Executive Director of the Pew Network for Standards Based Reform at Stanford University since August 1997. He was a senior advisor to the Secretary of Education of the U.S. Department of Education from November 1995 to December 1999. Mr. Cortines served as the Acting Assistant Secretary for Educational Research and School Improvement at the U.S. Department of Education from March 1997 to August 1997. From November 1993 to October 1995, he served as the Chancellor of the New York City Public Schools. Mr. Cortines serves on the Board of Directors of Scholastic Corporation.

     Charles J. Delaney has served as a director since July 1999. Mr. Delaney is the President of UBS Capital Americas, which is the manager for two private equity funds that make investments in the U.S. and Latin America. Mr. Delaney served as President of UBS Capital LLC from May 1989 to December 1999. UBS Capital Americas and UBS Capital LLC are affiliated with UBS AG. Mr. Delaney serves on the Boards of Directors of Aurora Foods, Inc. and AMS Holdings Corp.

     Jeffrey T. Leeds has served as a director since November 1996. He has been a principal of Leeds Weld & Co., a private investment firm, since December 2000, and a principal of Leeds Equity Management L.L.C., a private investment firm, since November 1999. He has also been a principal of Advance Capital Management L.L.C., a private investment firm, since October 1995, and has served as President of Leeds Group Inc., an investment banking firm, since January 1993. Mr. Leeds serves on the Boards of Directors of TransAct Technologies, Inc., Argosy Education Group Inc., Domenica Management, Inc., DataMark, Inc. and Real Page, Inc. He serves as a Trustee of the Cooper Hewitt National Design Museum.

     Jonathan Newcomb has served as a director since November 2000. He has served as the Chief Executive Officer and Chairman of the Board of Directors of Simon & Schuster, Inc., a publishing company, since 1994. Mr. Newcomb is a director of the Hong Kong Shanghai Bank Corporation USA and The Bureau of National Affairs, Inc. and serves as a Trustee of Dartmouth College and the New School University.

     Timothy P. Shriver has served as a director since September 2001. He has served as President and Chief Executive Officer of Special Olympics, Inc. since July 1996. Mr. Shriver serves on the Board of Trustees for Phoenix Home Life Mutual Insurance Company and is on the Boards of Directors for the Education Compact for Learning and Citizenship and The John F. Kennedy Library Foundation.

     William F. Weld has served as a director since October 1999. He has been a principal of Leeds Weld & Co., a private investment firm, since December 2000. He was a partner with the law firm of McDermott, Will & Emery from November 1997 to December 2000. From January 1991 to July 1997, Mr. Weld served as the Governor of the Commonwealth of Massachusetts. Mr. Weld serves on the Boards of Directors of Affiliated Managers Group, Inc., IDT Corp. and Domenica Management, Inc.

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

PERIOD                                                         HIGH     LOW
------                                                        ------   ------
  Fiscal Year Ended June 30, 2000:
     Second Quarter (beginning November 11, 1999)...........  $18.44   $14.50
     Third Quarter..........................................  $25.13   $12.75
     Fourth Quarter.........................................  $26.50   $19.25
  Fiscal Year Ended June 30, 2001:
     First Quarter..........................................  $34.25   $21.25
     Second Quarter.........................................  $32.81   $23.00
     Third Quarter..........................................  $38.75   $19.50
     Fourth Quarter.........................................  $28.00   $15.90

     There is no established trading market for our class B common stock. Class B common stock may be converted into class A common stock at any time on a one-for-one basis. Each share of class B common stock will automatically convert into one share of class A common stock upon its transfer in most circumstances or upon the occurrence of other specified events.

     As of September 25, 2001, we had approximately 164 holders of record of class A common stock and 64 holders of record of class B common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

     We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

     On July 3, 2001 and September 4, 2001, we issued an aggregate of 1,360,954 shares of our class A common stock to the stockholders of LearnNow, Inc. in connection with our acquisition of LearnNow, of which 274,648 shares are being held in escrow to satisfy the indemnification obligations of the former LearnNow stockholders. The class A common stock issued in this transaction was issued in reliance on the exemption from registration set forth under Rule 506 of the Securities Act. No underwriters were involved in this issuance of securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our financial statements and the related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report. The statement of operations data for the years ended June 30, 1999, 2000 and 2001, and the balance sheet data as of June 30, 2000 and 2001, are derived from, and are qualified by reference to, audited financial statements included in this Annual Report. The statement of operations data for the years ended June 30, 1997 and 1998 and the balance sheet data as of June 30, 1997, 1998 and 1999, are derived from our audited financial statements that are not included in this Annual Report. Please see note 2 in the notes to our financial statements for information concerning the calculation of basic and diluted net loss per share. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and " -- Results of Operations" for information concerning the calculation of EBITDA, net of other charges, gross site contribution and gross site margin.

                                                              FISCAL YEAR ENDED JUNE 30,
                                           ----------------------------------------------------------------
                                              1997         1998         1999         2000          2001
                                           ----------   ----------   ----------   -----------   -----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue from educational services........  $   38,559   $   69,407   $  132,762   $   224,578   $   375,818
                                           ----------   ----------   ----------   -----------   -----------
Education and operating expenses:
  Direct site expenses...................      32,150       59,576      114,097       192,602       315,652
  Administration, curriculum and
    development..........................      12,755       18,258       49,984        40,643        58,104
  Depreciation and amortization..........       3,552        7,232       12,526        20,906        34,143
  Pre-opening expenses...................       1,487        2,486        5,457         8,372         8,641
  Design team compensation...............          --        2,724           --            --            --
                                           ----------   ----------   ----------   -----------   -----------
    Total education and operating
      expenses...........................      49,944       90,276      182,064       262,523       416,540
                                           ----------   ----------   ----------   -----------   -----------
Loss from operations.....................     (11,385)     (20,869)     (49,302)      (37,945)      (40,722)
Other income (expense), net..............         (37)      (1,046)        (131)        1,355         3,555
                                           ----------   ----------   ----------   -----------   -----------
Loss from operations before provision for
  taxes..................................     (11,422)     (21,915)     (49,433)      (36,590)      (37,167)
Provision for state and local taxes......          --           --           --            --          (914)
Net loss.................................     (11,422)     (21,915)     (49,433)      (36,590)      (38,081)
Dividends on preferred stock.............          --       (4,290)          --            --            --
Preferred stock accretion................          --         (278)      (1,027)            0             0
                                           ----------   ----------   ----------   -----------   -----------
Net loss attributable to common
  stockholders...........................  $  (11,422)  $  (26,483)  $  (50,460)  $   (36,590)  $   (38,081)
                                           ==========   ==========   ==========   ===========   ===========
Basic and diluted net loss per share
  attributable to common stockholders....  $    (3.68)  $    (8.52)  $   (16.24)  $     (1.32)  $     (0.79)
                                           ==========   ==========   ==========   ===========   ===========
Weighted average number of common shares
  outstanding used in computing basic and
  diluted net loss per share attributable
  to common stockholders.................   3,107,355    3,107,356    3,107,356    27,685,203    47,966,741
                                           ==========   ==========   ==========   ===========   ===========
STUDENT AND PER STUDENT DATA:
Student enrollment(1)....................       7,150       12,600       23,900        37,500        57,000
Total revenue per student................  $    5,393   $    5,508   $    5,555   $     5,989   $     6,593
Net loss per student.....................  $   (1,597)  $   (1,739)  $   (2,068)  $      (976)  $      (668)
EBITDA, net of other charges, per
  student................................  $   (1,089)  $     (820)  $     (603)  $      (349)  $       (83)
Cash used in operating activities per
  student................................  $   (1,530)  $     (837)  $     (673)  $    (1,076)  $      (397)
Cash used in investing activities per
  student................................  $   (1,822)  $   (1,594)  $   (1,269)  $    (2,405)  $    (1,420)
Cash provided by financing activities per
  student................................  $    5,008   $    1,776   $    2,797   $     4,140   $     2,581
OTHER OPERATING DATA:
Capital expenditures.....................  $   15,553   $   21,181   $   34,023   $    75,899   $    68,332
Gross site contribution..................  $    6,409   $    9,831   $   18,665   $    31,976   $    60,166
Gross site margin........................        16.6%        14.2%        14.1%         14.2%         16.0%
EBITDA, net of other charges.............  $   (7,787)  $  (10,328)  $  (14,404)  $   (13,102)  $    (4,708)
Cash used in operating activities........  $  (10,941)  $  (10,550)  $  (16,079)  $   (40,350)  $   (22,602)
Cash used in investing activities........  $  (13,030)  $  (20,082)  $  (30,328)  $   (90,194)  $   (80,967)
Cash provided by financing activities....  $   35,809   $   22,383   $   66,838   $   155,266   $   147,120
Total number of schools..................          12           25           51            79           113

---------------

(1) Does not include students enrolled in our summer school program.

                                                                      AS OF JUNE 30,
                                                   -----------------------------------------------------
                                                    1997       1998       1999       2000        2001
                                                   -------   --------   --------   ---------   ---------
                                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................  $15,741   $  7,492   $ 27,923   $  52,644   $  96,195
Working capital..................................   19,843      2,684     22,634      61,031     114,843
Total assets.....................................   48,472     58,294    106,870     251,030     401,211
Total debt, including current portion............    9,395     17,151     21,535      36,280      45,524
Accumulated deficit..............................   (7,581)   (29,496)   (78,929)   (115,518)   (153,599)
Total stockholders' equity.......................   33,814     29,190     63,042     182,513     307,980

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of Edison should be read in conjunction with "Selected Financial Data" and our financial statements and the related notes included in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, those set forth under "-- Additional Risk Factors That May Affect Future Results" and elsewhere in this Annual Report.

OVERVIEW

     We are the nation's largest private operator of public schools serving students from kindergarten through 12th grade. We contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on other public schools in the area. We opened our first four schools in August 1995 and have grown rapidly in every subsequent year. We served 57,000 students in 113 schools located in 21 states across the country and the District of Columbia in the 2000-2001 school year. Additionally, we served approximately 12,000 students in our summer school program during the summer of 2001. For the 2001-2002 school year, we expect enrollment of approximately 75,000 students in 136 schools located in 22 states and the District of Columbia. Our total revenue has increased from $11.8 million in fiscal 1996 to $375.8 million in fiscal 2001.

     From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of June 30, 2001, our accumulated deficit since November 1996 was approximately $153.6 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. Because of our rapid growth, and in view of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful.

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

     - technology equipment, including laptop computers for teachers;

     - books and other materials to support the Edison curriculum and school design; and

     - upgrades in facilities.

     On July 3, 2001, we acquired LearnNow, a privately-held school management company, for consideration of 1,360,954 shares of our class A common stock. We also loaned LearnNow $3.0 million prior to the acquisition. We will operate 11 schools under the LearnNow brand during fiscal 2002.

  REVENUE FROM EDUCATIONAL SERVICES

     Our revenue is principally derived from contractual relationships to manage and operate contract and charter schools. In fiscal 2001, we received revenue from our summer school programs which represented 2.8% of total revenues. We also receive small amounts of revenue, which represented 1.4% of total revenue in fiscal 2001, from the collection of after-school program fees and food service costs. We receive per-pupil revenue from local, state and federal sources, including Title I and special education funding, in return for providing comprehensive education to our students. The per-pupil revenue is generally comparable to the funding spent on other public schools in the area. We recognize such revenue for each school pro rata over the 11 months from August through June. Because the amount of revenue we receive for operating each school depends on the number of students enrolled, achieving site-specific enrollment objectives is necessary for satisfactory financial performance at the school. Both the amount of per-pupil revenue and the initial enrollment at each school become known at the beginning of the school year and generally tend not to vary significantly throughout the year. For these reasons, our revenue for each school year is largely predictable at the beginning of the school year.

  DIRECT SITE EXPENSES

     Direct site expenses include most of the expenses incurred on-site at our schools. The largest component of this expense is salaries and wages, primarily for principals and teachers. The remaining direct site expenses include on-site administration, facility maintenance and, in some cases, transportation and food services. Once staffing levels for the school year are determined, most of these expenses are fixed,and accordingly, variations in enrollment will generally not change the overall cost structure of a school for that year. Direct site expenses do not include teacher training and other pre-opening expenses associated with new schools, financing costs or depreciation and amortization related to technology, including computers for teachers and students, curriculum materials and capital improvements to school buildings.

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

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization relates primarily to the investments we make in each school for books and other educational materials, including enrollment fees for the Success for All program, computers and other technology, and facility improvements. These investments support the Edison curriculum and school design and relate directly to our provision of educational services. The depreciation and amortization of investments in our central office is also included.

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

     We implement various strategies to achieve optimal enrollment, including local recruiting, media advertising, and coordinating with our school district partners and community groups. Since some site costs are partially fixed, incremental enrollment can positively affect profitability. Further, due to the closely correlated relationship of site revenue and expenses, school personnel closely manage expenses based upon actual enrollment. Of the 113 schools we operated during the 2000-2001 school year, 46 schools maintained waiting lists or were oversubscribed. Over the last three years our schools have operated at 96.0% or higher of the enrollment levels assumed in our budget. As discussed below under "-- Financial Performance," we do not believe that achieving 100% of assumed enrollment at each school is necessary to achieve positive cash flow.

  FINANCIAL PERFORMANCE

     We have incurred substantial net losses in every fiscal period since we began operations and expect losses to continue into the future. For the fiscal year ended June 30, 2001, our net loss was $38.1 million. As of June 30, 2001, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $153.6 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital.

     The following table sets forth various financial data expressed as a percentage of total revenue for the periods indicated:

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              ---------------------------
                                                               1999      2000      2001
                                                              -------   -------   -------
Revenue from educational services...........................   100.0%    100.0%    100.0%
                                                               -----     -----     -----
Education and operating expenses:
  Direct site expenses......................................    86.0      85.8      84.0
  Administration, curriculum and development expenses.......    37.6      18.1      15.5
  Depreciation and amortization.............................     9.4       9.3       9.1
  Pre-opening expenses......................................     4.1       3.7       2.3
                                                               -----     -----     -----
     Total education and operating expenses.................   137.1     116.9     110.9
                                                               -----     -----     -----
Loss from operations........................................   (37.1)    (16.9)    (10.9)
                                                               -----     -----     -----
Other income (expense), net.................................    (0.1)      0.6       1.0
                                                               -----     -----     -----
Loss from operations before provision for taxes.............   (37.2)    (16.3)     (9.9)
Provision for state and local taxes.........................      --        --      (0.2)
                                                               -----     -----     -----
Net loss....................................................   (37.2)%   (16.3)%   (10.1)%
                                                               =====     =====     =====

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

  CONTRACT SCHOOLS COMPARED TO CHARTER SCHOOLS

     We operate two types of schools: contract and charter. Contract schools are public schools we operate under a management agreement with local school boards. Charter schools are schools we operate under a management agreement with a charter holder, which is typically a community group or non-profit entity that has been granted a state-authorized charter to create a public school. The cost of operating a contract school and a charter school is similar, except that, in the case of a charter school, we are typically required to arrange for a facility. In some cases, we operate charter schools under a charter granted by the local school board, which provides the facility. In these cases, we categorize these schools as contract schools because we do not provide the facilities and therefore the economics of these arrangements closely resemble those of a contract school. Charter school facilities that are not provided by a local school board are financed in a variety of ways, including bank debt, municipal bonds, sale/leaseback arrangements, third-party ownership by real estate investment trusts and philanthropy. At times, we advance funds or guarantee loans to our charter board clients to assist them in arranging for facilities. As of June 30, 2001, we had lent or advanced $61.6 million and guaranteed loans of $11.6 million to our charter board clients. Our facility investment for a charter school will generally exceed our investment in facilities for a contract school. Because of these higher costs, we generally seek to establish charter schools in areas with higher per-pupil revenue.

  STOCK-BASED AND OTHER NON-CASH COMPENSATION EXPENSES

     Beginning in 1995, we granted a number of stock options with four- and five-year terms. In the fourth quarter of fiscal 1999, we decided to extend the term of these options to ten years and to make other changes in their terms that we believe are customary for options granted by public companies. As a result, we were required to record compensation expense at that time representing the difference between the exercise price of the options and the deemed fair market value of the shares underlying the stock options. In this regard, we recognized an expense of $17.4 million in the fourth quarter of fiscal 1999. This is in addition to $5.0 million of stock-based compensation expenses recorded in fiscal 1999 in connection with stock options that were subject to variable accounting treatment. We have recognized, and expect to continue to recognize, expenses related to the option amendments over the vesting periods of the individual stock options. These additional expenses were approximately $3.9 million for fiscal 2000 and $1.4 million for fiscal 2001, and are expected to be $1.0 million for fiscal 2002 and $700,000 for fiscal 2003.

     In addition, in accordance with Financial Accounting Standards Board Interpretation 44, we recognized a $234,000 non-cash charge during fiscal 2001 resulting from modifications to previously issued employee stock options. Also, in the same period, a charge to earnings of $181,000 was recognized for certain former Edison employees. The employees were allowed to retain their stock options and vesting rights beyond their separation dates.

     To the extent we discretionarily accelerate stock options or otherwise modify the terms of stock options in the future, we could incur additional non-cash charges. We may also, from time to time, grant options below fair market value which could result in further charges at the time of grant.

  INCOME TAXES

     We have not recorded any provision for federal income taxes because we have incurred net losses from our inception through June 30, 2001. As of June 30, 2001, we had approximately $150 million of net operating loss carryforwards for federal income tax purposes. Approximately $45 million are expected to expire between fiscal 2010 and 2018, and approximately $105 million of which are expected to expire between fiscal 2019 and 2021. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, we have recorded a full valuation allowance.

     For fiscal 2001, we have recorded a provision for taxes that reflects state and local income taxes arising from our operations of several sites.

  SEASONALITY

     Because new schools are opened in the first fiscal quarter of each year, trends in our business, whether favorable or unfavorable, will tend not to be reflected in our quarterly financial results, but will be evident primarily in year-to-year comparisons. The first quarter of our fiscal year has historically reflected less revenue and lower expenses than the other three quarters, and we expect this pattern to continue. We generally have lower gross site margin in the first fiscal quarter than in the remaining fiscal quarters. We also recognize pre-opening costs primarily in the first and fourth quarters. Summer school revenues and expenses are also recognized in the first and fourth fiscal quarters.

     Our financial results can vary among the quarters within any fiscal year for other reasons, and our quarterly revenue and results of operations could also fluctuate somewhat based on changes in school enrollment throughout the fiscal year. For more information on the seasonality of our financial results, see "-- Additional Risk Factors That May Affect Future Results -- Our financial results are subject to seasonal patterns and other fluctuations from quarter to quarter."

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

     Revenue from Educational Services. Our revenue from educational services increased to $375.8 million for fiscal 2001 from $224.6 million for the prior year, an increase of 67.3%. The increase was primarily due to a 52% increase in student enrollment from 37,500 in the 1999-2000 school year to 57,000 in the 2000-2001 school year, reflecting both the opening of new schools and the expansion of existing schools.

     Direct Site Expenses. Our direct site expenses increased to $315.7 million for fiscal 2001 from $192.6 million for the prior year, an increase of 63.9%. Like the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 52% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $250.7 million for fiscal 2001 from $155.0 million for the prior year.

     Gross Site Margin and Contribution. Our gross site contribution was $60.1 million for fiscal 2001 compared to $32.0 million for the prior year. The corresponding gross site margin increased to 16.0% for fiscal 2001 compared to 14.2% for fiscal 2000. The increase in gross site contribution of $28.1 million resulted from the increase in revenue and decreases in the cost of providing services.

     Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $58.1 million for fiscal 2001 from $40.6 million for fiscal 2000, an increase of 43.1%. The increase was substantially due to greater personnel costs resulting from an increase of 80 new headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. In addition, we wrote down our curriculum materials inventory by $3.9 million to reflect costs of returning and/or reselling surplus materials.

     Depreciation and Amortization. Our depreciation and amortization increased to $34.1 million for fiscal 2001 from $20.9 million for fiscal 2000, an increase of 63.2%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our enrollment and central office growth.

     Pre-Opening Expenses. Our pre-opening expenses increased to $8.6 million for fiscal 2001 from $8.4 million for fiscal 2000, an increase of 2.4%. This increase was associated primarily with opening new schools and expanding existing schools for the 2000-2001 school year, with 19,500 new students enrolled compared to approximately 13,600 new students enrolled one year earlier.

     Excluding non-cash stock-based compensation charges of $1.9 million, administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 17.3% for fiscal 2001 from 20.1% for the prior year.

     Education and Operating Expenses. Our total education and operating expenses as a percentage of total revenue decreased to 110.8% for fiscal 2001 from 116.9% for fiscal 2000. This decrease primarily resulted from continued revenue growth and increased operating leverage and a decrease in administration, curriculum and development expenses as a percentage of total revenue.

     EBITDA, Net of Other Charges. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, income tax expense, depreciation and amortization, and stock-based compensation charges. These costs are discussed above. This amount for fiscal 2001 was a negative $4.7 million compared to a negative $13.1 million for fiscal 2000. The improved EBITDA resulted primarily from increased gross site margin and decreased administration, curriculum and development, and pre-opening expenses as a percentage of revenues. On a per-student basis, negative EBITDA improved to $83 in fiscal 2001 compared to $349 for the prior year.

     Loss from Operations. Our loss from operations increased to $40.7 million for fiscal 2001 from $37.9 million for fiscal 2000, an increase of 7.4%. The increase primarily resulted from higher administration, curriculum, and development expenses as well as higher depreciation and amortization.

     Other Income and Expense. Other income, net was $3.6 million for fiscal 2001 compared to $1.4 million in fiscal 2000. The improvement was primarily due to $10.3 million of interest income resulting from larger invested cash balances and notes receivable, partially offset by interest expense from expanded borrowings and a write-off of fixed assets at the schools that closed in fiscal 2001. Additionally, for fiscal 2001, we recognized $291,000 in losses as our pro-rata share of the Ksixteen net loss for that period.

     Net Loss and Net Loss Attributable to Common Stockholders. Our net loss increased to $38.1 million for fiscal 2001 from $36.6 million for fiscal 2000, an increase of 4.1%.

  FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

     Revenue from Educational Services. Our revenue from educational services increased to $224.6 million fiscal 2000 from $132.8 million for the prior year, an increase of 69.1%. The increase was primarily due to a 57% increase in student enrollment from 23,900 in the 1998-1999 school year to 37,500 in the 1999-2000 school year, reflecting both the opening of new schools and the expansion of existing schools.

     Direct Site Expenses. Our direct site expenses increased to $192.6 million for fiscal 2000 from $114.1 million for the prior year, an increase of 68.8%. Like the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 57% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $155.0 million for fiscal 2000 from $90.7 million for the prior year.

     Gross Site Margin and Contribution. Our gross site margin remained relatively stable at 14.2% for fiscal 2000 compared to 14.1% for fiscal 1999. Higher revenues resulted in an increase in gross site contribution to $32.0 million for fiscal 2000 from $18.7 million for fiscal 1999.

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

     EBITDA, Net of Other Charges. EBITDA, net of other charges for fiscal 2000 was a negative $13.1 million compared to a negative $14.4 million for fiscal 1999. The improved negative EBITDA resulted primarily from relatively stable gross site margin and decreased administration, curriculum and development, and pre-opening expenses as a percentage of revenues. On a per-student basis, negative EBITDA improved to $349 compared to $603 for the same period one year ago.

     Loss from Operations. Our loss from operations decreased to $37.9 million for fiscal 2000 from $49.3 million for fiscal 1999, a decrease of 23.1%. The improvement primarily results from substantially less non-cash stock-based compensation expense, partially offset by increased administration, curriculum and development costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have historically operated in a negative cash flow position. To date, we have financed our cash needs through a combination of equity and debt financing. Since our inception and through June 30, 2001, we had raised $507.2 million of equity capital. During the same period, we used $154.9 million of cash for operating activities and $244.0 million of cash for investing activities. We have also utilized debt and equipment leasing arrangements to finance computers and other technology investments in our schools.

     At June 30, 2001, our cash available for operations was approximately $96.2 million.

     We do not have a line of credit or similar arrangement to use for seasonal working capital needs and other general corporate purposes. Although we intend to obtain a line of credit for such uses, we cannot be certain that we will be able to obtain such a financing arrangement on favorable terms, if at all.

     We expect our cash on hand, together with borrowings under financing arrangements to finance technology and facilities-related expenditures and expected reimbursements of advances we have made to charter boards, will be sufficient to meet our working capital needs to operate our existing schools through fiscal 2002. Our near-term capital needs are generally growth related and are dependent upon our rate of growth and our mix of charter schools and contract schools, as charter schools usually require us to advance funds to help charter boards obtain, renovate and complete school facilities. Our current growth plans for the 2002-2003 school year will require us to obtain additional funding. We anticipate using debt financing to fund such growth although we cannot be certain we will be able to obtain such financing on favorable terms, if any.

     Our longer term requirements are for capital to fund operating losses, capital expenditures related to growth and for anticipated working capital needs and general corporate purposes. We expect to fund such expenditures and other longer term liquidity needs with cash generated from operations, the proceeds from offerings of debt or equity securities and expanded financing arrangements. Depending on the terms of any financing arrangements, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

     In general, our ability to achieve positive cash flow will be dependent on the volume of schools with positive gross site contribution to offset central office and overhead expenses. Because gross site contribution is the difference between site revenue and site expenditures, positive gross site contribution can be achieved at a range of enrollment levels. While higher enrollment tends to have a positive effect on gross site contribution, our growth and cash flow do not depend on 100% enrollment.

 CASH USED IN OPERATING ACTIVITIES

     For fiscal 2001, we used $29.3 million for operating activities. This use primarily resulted from a $38.1 million net loss and a $31.2 million net increase in working capital accounts, partially offset by depreciation and amortization totaling $32.3 million, non-cash stock-based compensation expense of $1.9 million, and $5.2 million of asset write-off and disposals.

     For fiscal 2000, we used $41.3 million for operating activities. This use primarily resulted from a $36.6 million net loss and a $29.8 million net increase in working capital accounts, partially offset by $19.3 million of depreciation and amortization, $2.0 million in equity in loss of unconsolidated entity and $3.9 million in non-cash stock-based compensation expense.

 CASH USED IN INVESTING ACTIVITIES

     For fiscal 2001, we used $74.3 million in investing activities and additionally there were non-cash transactions of $21.4 million. During this period, we invested $46.9 million in our schools and central office. These amounts include the investments we made in technology and curriculum in each of the schools we opened. We have also advanced funds to our charter board clients or their affiliates to help obtain, renovate and complete school facilities. The amounts advanced for fiscal 2001 were $46.8 million. During this period, we also received $14.8 million in repayments on advances previously made. Also, we disposed of leasehold improvements totaling $10.7 million. During fiscal 2001, we paid $7.0 million for the balance on the purchase price of a lot located in the Harlem section in the borough of Manhattan in New York City. Additionally, we lent LearnNow $3.0 million during the same period.

     For fiscal 2000, we used $89.2 million in investing activities and additionally there were non-cash transactions of $18.4 million. During this period, we invested $57.5 million in our schools and central office. The amounts advanced during fiscal 2000 to our charter board clients or their affiliates were $18.8 million. During this period, we also received $2.8 million in repayments on advances previously made.

  CASH FROM FINANCING ACTIVITIES

     For fiscal 2001, we received $147.1 million from our financing activities. In August 2000, we completed a follow-on public offering in which we sold 3,350,000 shares of class A common stock for net proceeds of approximately $71.0 million. Also in August 2000, a philanthropic foundation exercised warrants to purchase 600,000 shares of class A common stock and paid us $4.8 million. In March 2001, we completed another public offering of an additional 3,351,026 shares of class A common stock for net proceeds of approximately $81.0 million. In fiscal 2001, we received $4.2 million in proceeds from financing arrangements for computers and other technology and $4.7 million from facilities financings. These proceeds were partially offset by the repayments of notes payable and capital lease obligations of approximately $18.5 million.

     For fiscal 2000, we received $155.3 million from our financing activities. The amounts received were from issuances of preferred stock and common stock, including our initial public offering, and the exercise of stock options and warrants. In July 1999, we completed two private placement financing transactions for total proceeds of $41.7 million. In November 1999, we completed an initial public offering in which we sold 6,800,000 shares of class A common stock for net proceeds of $109.7 million. For fiscal 2000, we received $13.0 million in proceeds from financing arrangements for computers and other technology. These proceeds were partially offset by the repayments of notes payable of $9.0 million.

 PHILANTHROPY

     Philanthropic entities supported 19 of the 113 schools we operated in the 2000-2001 school year. We tend to use philanthropy in those areas where the per-pupil expenditures would otherwise make it difficult to achieve satisfactory financial performance, such as California where all of our schools have been supported by philanthropic entities. We currently expect that philanthropic support will continue to be required in those 19 schools, as well as in six of the new schools we opened for the 2001-2002 school year. These philanthropic entities provide funds directly to our school board or charter board clients, and not to Edison. Generally, the philanthropic support helps fund the initial capital investment in curriculum, technology, and facilities necessary to open a school and is not used for ongoing annual operations. The D2F2 Foundation has supported some of our schools in California and has indicated that it intends to provide support up to $22.5 million for schools operated or to be operated by us, primarily in California; $9.1 million of this amount has been used to date in schools operated by us. We issued a warrant to the D2F2 Foundation to purchase up to 1,698,750 shares of class A common stock and 188,750 shares of class B common stock at an exercise price of $7.96 per share. Although some of our school district and charter board clients have used philanthropic funds in the past and we expect some of them to use philanthropic funds in the future, we do not rely on philanthropic support significantly for our growth strategy. Our schools received approximately $11.2 million of philanthropic support in the 1998-1999 school year, $3.8 million in the 1999-2000 school year and $7.8 million in fiscal 2001. In addition, we will be required to donate approximately $12.5 million over the next two years to two clients if we are not able to arrange for third party donations. There is no guarantee that philanthropic support will be available to open new schools or operate existing schools in the future.

 CHARTER SCHOOL FACILITY FINANCINGS

     Significant real estate investments are often necessary when we establish a charter school for a charter board and existing facilities are not available. While the charter board is generally responsible for locating and financing its own school building, they typically do not have the resources required to obtain the financing necessary to secure and maintain the building. For this reason, if we want to obtain a management agreement with the charter board, we must often help the charter board arrange for appropriate facilities. Innovative financing methods are often needed to compensate for the limited amount of state and local funding available to develop charter school facilities. We have employed a variety of approaches, including owning or leasing the building, advancing funds for the building to the charter board under various repayment terms, or having the charter board directly own or lease the facility from a third party, sometimes assisted by a subordinated loan from us. We also consider providing guarantees to lending institutions to allow the charter board flexibility in obtaining financing. We determine the most economically viable option available for each school, and we purchase real estate only if we determine it is the best available financing option. In the past, we have utilized a variety of third party financing, including bank debt, municipal bonds, sale/lease-back arrangements and philanthropy.

     We expect to continue to advance funds to our charter board clients as well as spend significantly on charter school facilities directly. We have been successful in securing various financing arrangements in the past, but our ability to obtain any such financing arrangements in the future cannot be assured. As of June 30, 2001, we had guarantees totaling $11.6 million for facility-related debt of three of our charter school clients, representing seven schools in fiscal 2001. The underlying debt comes due in fiscal 2002 and fiscal 2006.

     We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. For nine of our charter schools, we have entered into a long-term lease for the school facility that exceeds the current term of the management agreement by as much as 15 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of June 30, 2001, our aggregate future lease obligations totaled $52.5 million, with varying maturities over the next 20 years.

     In seven of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees, loans or cash advances. As of June 30, 2001, the amount of loans we had guaranteed totaled $11.6 million. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. We have also set aside restricted cash as collateral, in the amount of $2.7 million, for the loans we guarantee. As of June 30, 2001, we had advances or loans to charter school boards totaling approximately $61.6 million to finance the purchase or renovation of school facilities we manage. We often have not charged interest on these loans and advances. Approximately $19.8 million of these loans, representing 16 schools, are uncollateralized or subordinated to a senior lender. We currently expect to make additional advances of at least $45.0 million during the 2002 fiscal year. If these advances or loans are not repaid when due, our financial results could be adversely affected.

 INVESTMENT IN APEX ONLINE LEARNING INC.

     In July 1999, we acquired a 16.5% ownership interest in APEX Online Learning Inc., a company that provides interactive advanced placement courses for high school students over the Internet. Concurrently, Vulcan Ventures Incorporated, then the majority stockholder of APEX, invested $30.0 million in Edison. We initially invested $5.0 million in APEX and were obligated to invest up to an additional $5.0 million in the future, if any third party were to invest in APEX. In December 1999, we invested all of the additional $5.0 million in APEX, increasing our ownership interest at that time to 19.7%. Because of the nature of our relationship with APEX through June 2000, we were required to recognize a pro rata portion of APEX's losses based upon our ownership interest. In the fiscal year ended June 30, 2000, we recognized $2.0 million of loss as our share of APEX's net loss. We modified our relationship with APEX on June 30, 2000 and, as a result, we are no longer accounting for this investment on the equity basis.

 ANTICIPATED CAPITAL EXPENDITURES

     Capital expenditures for fiscal 2002 are expected to be approximately $55.0 million, which includes approximately $27.0 million for computers and other technology at our schools, approximately $16.0 million for curriculum materials, approximately $5.0 million for the purchase and improvement of property at our schools, and $7.0 million for technology, leasehold improvements, and other capital items at our headquarters. Additionally, we expect to make additional advances or loans approximating $45.0 million to new charter board clients to help secure and renovate school properties during the 2001-2002 school year, a portion of which we expect will be refinanced through third parties. In addition, we expect to make charitable donations of approximately $4.0 million to benefit one of our clients.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the information set forth in this Annual Report, including our financial statements and the related notes.

 WE ARE A YOUNG COMPANY, HAVING OPENED OUR FIRST SCHOOLS IN FISCAL 1996; THIS MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

     We opened our first schools and recorded our first revenue in fiscal 1996. As a result, we have only a limited operating history on which you can base your evaluation of our business and prospects. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies like us who operate in new and rapidly evolving markets. Our failure to address these risks and uncertainties could cause our operating results to suffer and result in the loss of all or part of your investment.

 WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES IN THE FUTURE

     We have incurred substantial net losses in every fiscal period since we began operations. For fiscal 2001, our net loss was $38.0 million. As of June 30, 2001, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $153.6 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise capital and continue operations.

 THE PRIVATE, FOR-PROFIT MANAGEMENT OF PUBLIC SCHOOLS IS A RELATIVELY NEW AND UNCERTAIN INDUSTRY, AND IT MAY NOT BECOME PUBLICLY ACCEPTED

     Our future is highly dependent upon the development, acceptance and expansion of the market for private, for-profit management of public schools. This market has only recently developed, and we are among the first companies to provide these services on a for-profit basis. We believe the first meaningful example of a school district contracting with a private company to provide core instructional services was in 1992, and we opened our first schools in August 1995. The development of this market has been accompanied by significant press coverage and public debate concerning for-profit management of public schools. If this business model fails to gain acceptance among the general public, educators, politicians and school boards, we may be unable to grow our business and the market price of our class A common stock would be adversely affected.

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

  WE ARE EXPERIENCING RAPID GROWTH, WHICH MAY STRAIN OUR RESOURCES AND MAY NOT BE SUSTAINABLE

     We have grown rapidly since we opened our first four schools in August 1995. We operated 113 schools during the 2000-2001 school year and are operating 136 schools for the 2001-2002 school year. This rapid growth has sometimes strained our managerial, operational and other resources, and we expect that continued growth would strain these resources in the future. If we are to manage our rapid growth successfully, we will need to continue to hire and retain management personnel and other employees. We must also improve our operational systems, procedures and controls on a timely basis. If we fail to successfully manage our growth, we could experience client dissatisfaction, cost inefficiencies and lost growth opportunities, which could harm our operating results. We cannot guarantee that we will continue to grow at our historical rate.

  WE MAY EXPERIENCE DIFFICULTY IN INTEGRATING LEARNNOW INTO OUR OPERATIONS; IF WE UNDERTAKE ADDITIONAL ACQUISITIONS, THEY MAY BE EXPENSIVE AND DISRUPTIVE TO OUR BUSINESS AND COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND FUTURE OPERATIONS

     In July 2001, we acquired LearnNow, Inc. We could have difficulty in integrating LearnNow's personnel and operations with our business, and the key personnel of LearnNow may decide not to continue to work for us. We may have to devote a significant amount of time and management and financial resources in connection with the integration.

     In addition, we may in the future acquire other complementary companies or businesses. We could face similar difficulties in integrating these companies, and the acquisitions may not generate the desired revenue, earnings or business synergies. We could face opposition from the charter boards, school districts and teachers unions that work with an acquired company. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, acquisitions could involve significant accounting charges that would adversely affect our reported financial results. If we issue additional equity securities in connection with an acquisition, our stockholders could experience dilution and the market price of our class A common stock may decline.

  WE MAY NOT BE ABLE TO ATTRACT AND RETAIN HIGHLY SKILLED PRINCIPALS AND TEACHERS IN THE NUMBERS REQUIRED TO GROW OUR BUSINESS

     Our success depends to a very high degree on our ability to attract and retain highly skilled school principals and teachers. We expect to hire 31 new principals and approximately 1,700 new teachers to meet the needs of our new and existing schools for the 2001-2002 school year. Currently, there is a well-publicized nationwide shortage of teachers and other educators in the United States. In addition, we may find it difficult to attract and retain principals and teachers for a variety of reasons, including the following:

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

     These factors may increase the challenge we face in an already difficult market for attracting principals and teachers. We have also experienced higher levels of turnover among teachers than is generally found in public schools nationally, which we attribute in part to these factors. If we fail to attract and retain highly skilled principals and teachers in sufficient numbers, we could experience client dissatisfaction and lost growth opportunities, which would adversely affect our business.

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

  WE ARE DEPENDENT UPON IBM TO A LARGE DEGREE TO MANAGE OUR TECHNOLOGY INFRASTRUCTURE

     We have selected IBM to provide the computers and related software for use in our schools and classrooms, as well as the networking hardware and network management software necessary to connect our schools nationwide. IBM has performed most of the installation, implementation and integration services necessary for the deployment of this technology for the new schools we opened for the 2000-2001 school year and is currently doing so for the new schools opened for the 2001-2002 school year. Implementation and integration will continue over time for older schools, with the result that we will operate some schools using the new IBM platform at the same time we operate schools on our existing platform, which is based largely on Apple and other non-IBM technologies. We may face significant difficulties and delays in this complex implementation, as well as difficulties in the transition from our existing system to the new IBM system. Additionally, we may face unforeseen implementation costs. We have also engaged the services of IBM to manage significant portions of our technology function, and any unsatisfactory performance on the part of IBM could seriously impair the operations of our schools. If we experience implementation or transition difficulties or delays, or unexpected costs, our financial performance could be harmed and our reputation could be compromised.

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

  WE DEPEND UPON COOPERATIVE RELATIONSHIPS WITH TEACHERS' UNIONS, BOTH AT THE LOCAL AND NATIONAL LEVELS

     Union cooperation at the local level is often critical to us in obtaining new management agreements and maintaining existing management agreements. In those school districts where applicable, provisions of collective bargaining agreements must typically be modified in areas such as length of school day, length of school year, negotiated compensation policies and prescribed methods of evaluation in order to implement the Edison design at a contract school. We regularly encounter resistance from local teachers' unions during school board debates over whether to enter into a management agreement with us. In addition, local teachers' unions have occasionally initiated litigation challenging our management agreements. If we fail to achieve and maintain cooperative relationships with local teachers' unions, we could lose business and our ability to grow could suffer, which could adversely affect the market price of our class A common stock. In addition, at the national level, the American Federation of Teachers and the National Education Association have substantial financial and other resources that could be used to influence legislation, local teachers' unions and public opinion in a way that would hurt our business.

  WE COULD BE LIABLE FOR EVENTS THAT OCCUR AT OUR SCHOOLS

     We could become liable for the actions of principals, teachers and other personnel in our schools. In the event of on-site accidents, injuries or other harm to students, we could face claims alleging that we were negligent, provided inadequate supervision or were otherwise liable for the injury. We could also face allegations that teachers or other personnel committed child abuse, sexual abuse or other criminal acts. In addition, if our students commit acts of violence, we could face allegations that we failed to provide adequate security or were otherwise responsible for their actions, particularly in light of recent highly publicized incidents of school violence. Although we maintain liability insurance, this insurance coverage may not be adequate to fully protect us from these kinds of claims. In addition, we may not be able to maintain our liability insurance in the future at reasonable prices or at all. A successful liability claim could injure our reputation and hurt our financial results. Even if unsuccessful, such a claim could cause unfavorable publicity, entail substantial expense and divert the time and attention of key management personnel, which could cause our financial result to suffer.

  OUR MANAGEMENT AGREEMENTS WITH SCHOOL DISTRICTS AND CHARTER BOARDS ARE TERMINABLE UNDER SPECIFIED CIRCUMSTANCES AND GENERALLY EXPIRE AFTER A TERM OF FIVE YEARS

     Our management agreements generally have a term of five years. When we expand by adding an additional school under an existing management agreement, the term with respect to that school generally expires at the end of the initial five-year period. We have limited experience in renewing management agreements, and we cannot be assured that any management agreements will be renewed at the end of their term. A management agreement covering two schools expired after the end of the 1999-2000 school year and was not renewed, and a management agreement covering two schools expired after the end of the 2000-2001 school year and was not renewed. A management agreement covering two schools and due to expire at the end of the 2004-2005 school year was terminated early, at the end of the 2000-2001 school year. Management agreements representing 13 schools, accounting for 11.0% of our total revenue for fiscal 2001, will expire at the end of the 2001-2002 school year, and agreements representing 29 schools, accounting for 21.1% of our total revenue for fiscal 2001, will expire at the end of the 2002-2003 school year. In addition, management agreements representing 17 schools, accounting for 13.6% of our total revenue for fiscal 2001, are terminable by the school district or charter board at will, with or without good reason, and all of our management agreements may be terminated for cause, including in some cases a failure to meet specified educational standards, such as academic performance based on standardized test scores. In addition, as a result of payment disputes or changes within a school district, such as changes in the political climate, we do from time to time face pressure to permit a school district or charter board to terminate our management agreement even if they do not have a legal right to do so. We may also seek the early termination of, or not seek to renew, a limited number of management agreements in any year. It is likely that each year some management agreements will expire unrenewed or be terminated prior to expiration. If we do not renew a significant number of management agreements at the end of their term, or if management agreements were terminated prior to their expiration, our reputation and financial results would be adversely affected.

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

     The time between initial contact with a potential contract or charter client and the ultimate opening of a school, and related recognition of revenue, typically ranges between 10 and 20 months. Our sales cycle for contract schools is generally lengthy due to the approval process at the local school board level, the political sensitivity of converting a public school to private management and the need, in some circumstances, for cooperation from local unions. We also have a lengthy sales cycle for charter schools for similar reasons, as well as the need to arrange for facilities to house the school. In addition, we are increasingly presented with potential opportunities to take over the management of several schools in a single district or area at the same time, which likewise have a lengthy sales cycle. The outcome of these opportunities can have a meaningful effect on our rate of growth. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing of new management agreements. Any delay in completing, or failure to complete, management agreements could hurt our financial performance. Press speculation concerning the outcome of these processes may adversely affect our stock price.

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

  WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOL BOARDS THAT MAY NOT BE REPAID

     As of June 30, 2001, we have outstanding loans or advances to charter boards of $61.6 million to finance the purchase or renovation of school facilities we manage. Approximately $19.8 million of these loans, representing 16 schools, are uncollateralized or subordinated to a senior lender. In addition, with respect to the loans that are collateralized, if we were required to foreclose on the collateral securing those loans, we might not be able to liquidate the collateral for proceeds sufficient to cover the loan amount. If any of these advances or loans are not repaid when due, our financial results could be adversely affected.

     Several of our charter schools recently obtained tax-exempt financing to repay these loans and advances, but there can be no assurance that our other charter schools will be able to obtain such tax-exempt financing. While we are currently exploring a variety of other financing structures to assist charter schools in repaying these loans and advances, there can be no assurance that we will be able to implement any of these financing structures.

  WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

     We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. For nine of our charter schools, we have entered into a long-term lease for the school facility that exceeds the current term of the management agreement by as much as 15 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of June 30, 2001, our aggregate future lease obligations totaled $52.5 million, with varying maturities over the next 20 years. In nine of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. As of June 30, 2001 the amount of loans we had guaranteed totaled $11.6 million. In addition, we have generally indemnified our charter school and contract school partners from any liability or damages occurring or allegedly occurring or arising out of any environmental conditions at the school site, if such conditions were caused or created by substances brought on the site by Edison. Effective July 3, 2001 in connection with the acquisition of LearnNow, the Company assumed an executed environmental indemnification agreement with a lender pursuant to which LearnNow had agreed to indemnify the lender from any liability or obligations related to the presence of any hazardous substance at the charter school site.

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

     - We recognize revenue for each school pro rata over the 11 months from August through June, and, except for revenue related to our summer school programs, we recognize no school revenue in July. Most of our site costs are recognized over the 11 months from August through June. For this reason, the first quarter of our fiscal year has historically reflected less revenue and lower expenses than the other three quarters, and we expect this pattern to continue.

     - Our recognition of site-related expenses in the first fiscal quarter is proportionally greater than the revenue recognition because some site expenses are incurred in July and no revenue is recorded in July, with the exception of revenue related to our summer school programs. This results in lower gross site margin in the first fiscal quarter than in the remaining fiscal quarters. We also recognize pre-opening costs primarily in the first and fourth quarters.

     - We recognize revenue from our summer school programs during the first and fourth fiscal quarters. To the extent our summer school program becomes a more significant part of our business, this could significantly alter seasonal patterns.

     Our financial results can vary among the quarters within any fiscal year for other reasons, including unexpected enrollment changes, greater than expected costs of opening schools or delays in opening new schools.

  WE EXPECT OUR MARKET TO BECOME MORE COMPETITIVE

     We expect the market for providing private, for-profit management of public schools will become increasingly competitive. Currently, we compete with a relatively small number of companies which provide these services, and they have to date primarily focused on the operation of charter schools. Some of these companies have begun to compete with us for contract schools. In addition, a variety of other types of companies and entities could enter the market, including colleges and universities, private companies that operate higher education or professional education schools and others. Our existing competitors and these new market entrants could have financial, marketing and other resources significantly greater than ours. We also compete for public school funding with existing public schools, who may elect not to enter into management agreements with private managers or who may pursue alternative reform initiatives, such as magnet schools and inter-district choice programs. In addition, in jurisdictions where voucher programs have been authorized, we will begin to compete with existing private schools for public tuition funds. Voucher programs provide for the issuance by local or other governmental bodies of tuition vouchers to parents worth a certain amount of money that they can redeem at any approved school of their choice, including private schools. If we are unable to compete successfully against any of these existing or potential competitors, our revenues could be reduced, resulting in increased losses.

  FAILURE TO RAISE NECESSARY ADDITIONAL CAPITAL COULD RESTRICT OUR GROWTH AND HINDER OUR ABILITY TO COMPETE

     We have had negative cash flow in every fiscal period since we began operations and are not certain when we will have positive cash flow, if at all. We have regularly needed to raise funds in order to operate our business and fund our growth, including the construction and renovation of charter school facilities, and may need to raise additional funds in the future. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, or that our charter clients will be able to repay our loans and advances to them. If we issue additional equity or convertible debt securities, stockholders may experience dilution or the new equity or convertible debt securities may have rights, preferences or privileges senior to those of existing holders of class A common stock. If we cannot raise funds on acceptable terms, if and when needed, or if our charter clients are unable to repay our loans and advances to them, or if we are required to repay any loans that we have guaranteed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

  WE MAY INCUR SUBSTANTIAL COSTS IF WE ARE UNABLE TO COMPLETE OUR EDISON CORPORATE HEADQUARTERS PROJECT

     We have purchased property in New York, New York for the purchase price of $10 million, and have entered into an agreement with the Museum of African Art to develop the property for a mixed use project consisting of our new corporate headquarters, a charter school and a facility to house the Museum. We have not yet received the necessary zoning approvals for this project, nor do we have an agreement with any party to operate a charter school on that site. If we are unable to obtain the necessary zoning approvals, and, as a result, must terminate our agreement with the Museum, we may choose to sell the property, potentially at a loss.

  WE RELY ON GOVERNMENT FUNDS FOR SPECIFIC EDUCATION PROGRAMS, AND OUR BUSINESS COULD SUFFER IF WE FAIL TO COMPLY WITH RULES CONCERNING THE RECEIPT AND USE OF THE FUNDS

     We benefit from funds from federal and state programs to be used for specific educational purposes. Funding from the federal government under Title I of the Elementary and Secondary Education Act, which provides federal funds for children from low-income families, accounted for approximately 4% of our total revenue for fiscal 2001. During the same period, we estimate that funding from other federal and state programs accounted for an additional 10% of our total revenue. A number of factors relating to these government programs could lead to adverse effects on our business:

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

     Many of our charter school clients apply for federal tax-exempt status. One state in which we currently operate seven charter schools and hope to open additional charter schools in the future, and one other state, requires charter schools to secure federal tax-exempt status. One of our charter school clients in that first state has recently received notice from the Internal Revenue Service of an appealable denial of its application for federal tax-exempt status. While this charter school client is appealing the denial, there can be no assurance that it will ultimately be successful in doing so. Any failure to receive or delay in receiving federal tax-exempt status by a charter school in this state could jeopardize the school's charter and its ability to repay amounts owed to us. The failure to receive federal tax-exempt status by a charter school in any state could, among other things, inhibit that charter school's ability to solicit charitable contributions or participate in tax-exempt financing.

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

  RESTRICTIONS ON GOVERNMENT FUNDING OF FOR-PROFIT SCHOOL MANAGEMENT COMPANIES COULD HURT OUR BUSINESS

     Any restriction on the use of federal or state government educational funds by for-profit companies could hurt our business and our ability to grow. From time to time, a variety of proposals have been introduced in state legislatures to restrict or prohibit the management of public schools by private, for-profit entities like us. For example, a bill filed in Minnesota that would have prohibited for-profit entities from managing charter schools in that state was defeated in both 1997 and 1998. A similar bill in Massachusetts also failed, and legislation was recently introduced in Tennessee. Additionally, Idaho's charter school law may, subject to interpretation, restrict our ability to manage schools in that state. If states or the federal government were to adopt legislation prohibiting for-profit entities from operating public schools, the market for our services would decline and our business results could suffer.

  THE OPERATION OF OUR CHARTER SCHOOLS DEPENDS ON THE MAINTENANCE OF THE UNDERLYING CHARTER GRANT

     Our charter schools operate under a charter that is typically granted by a state authority to a third-party charter holder, such as a community group or established non-profit organization. Our management agreement in turn is with the charter holder. If the state charter authority were to revoke the charter, which could occur based on actions of the charter holder outside of our control, we would lose the right to operate that school. In addition, many state charter school statutes require periodic reauthorization. Charter schools accounted for 34.3% of our total revenue in fiscal 2001, or $129.0 million. If state charter school legislation were not reauthorized or were substantially altered in a meaningful number of states, our business and growth strategy would suffer and we could incur additional losses.

  OUR OFFICERS AND DIRECTORS WILL EXERCISE SIGNIFICANT CONTROL OVER OUR AFFAIRS, WHICH COULD RESULT IN THEIR TAKING ACTIONS OF WHICH OTHER STOCKHOLDERS DO NOT APPROVE

     Based upon their holdings at June 30, 2001, our officers and directors and entities affiliated with them together beneficially own 7,394,182 shares of class A common stock and 1,601,738 shares of class B common stock. These shares represent approximately 16.6% of the voting power of the class A common stock, including the ability to elect one of the seven class A directors; approximately 70.5% of the voting power of the class B common stock, including the ability to elect two of the four class B directors; and approximately 29.2% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by our officers and directors and others affiliated with them, 3,251,228 shares of class A common stock and 347,796 shares of class B common stock are subject to options exercisable within 60 days of June 30, 2001. These stockholders, if they act together, will be able to exercise significant influence over all matters requiring approval by our stockholders, including the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change of control is proposed.

     In addition, based upon his holdings as of June 30, 2001, H. Christopher Whittle, our President and Chief Executive Officer and a director, beneficially owns 3,692,697 shares of class A common stock and 1,237,539 shares of class B common stock. These shares represent approximately 9.4% of the voting power of the class A common stock; approximately 47.0% of the voting power of the class B common stock, including the ability to elect two of the four class B directors; and approximately 20.8% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by Mr. Whittle and his affiliates, 1,831,079 shares of class A common stock and 200,862 shares of class B common stock are subject to options exercisable within 60 days of June 30, 2001. Mr. Whittle and his affiliates also own options not exercisable within 60 days of June 30, 2001 covering 2,611,737 shares of class A common stock and 281,675 shares of class B common stock. To the extent Mr. Whittle exercises these options, his voting power will be increased. In addition, if the other holders of class B common stock sell a significant portion of their class B common stock, the voting power of Mr. Whittle's class B common stock will further concentrate. Also, if the other holders of class B common stock reduce their common stock holdings below a specified threshold, then their class B common stock will automatically convert into class A common stock, further increasing Mr. Whittle's voting power. The class B common stock generally converts into class A common stock upon its transfer. However, shares of class B common stock transferred to Mr. Whittle do not automatically convert into class A common stock. Consequently, Mr. Whittle can also increase his voting power by acquiring shares of class B common stock from other stockholders.

  PLEDGES OF SHARES OF OUR COMMON STOCK BY MR. WHITTLE COULD RESULT IN VOTING POWER SHIFTING TO THE HANDS OF HIS LENDERS

     Based upon their holdings as of June 30, 2001, Mr. Whittle and WSI Inc., a corporation controlled by Mr. Whittle, directly or indirectly own 2,654,321 shares of class A common stock and 1,122,163 shares of class B common stock, including an aggregate of 761,625 shares of class A common stock and 84,625 shares of class B common stock which represents WSI's interest in a limited partnership and a limited liability company that hold Edison stock. These figures include shares issuable upon the exercise of options within 60 days of June 30, 2001. Mr. Whittle and WSI have pledged to Morgan Guaranty Trust Company of New York all of their direct and indirect interests in Edison to secure personal obligations. These obligations become due in February 2003 and interest on these obligations is payable monthly. In addition, Mr. Whittle may not vote his class A common stock and class B common stock on any matter other than the election or removal of directors without Morgan's prior written consent. Of these shares, Morgan allowed WSI to pledge up to 400,000 shares to other lenders. Upon satisfaction of WSI's obligations to the other lenders, these shares would revert back to being pledged to Morgan. If Mr. Whittle and WSI were to default on their obligations to Morgan and Morgan were to foreclose on its pledge, the class B common stock transferred directly or indirectly to Morgan would be converted into class A common stock. Thereafter, based on holdings as of June 30, 2001, and assuming the shares pledged to the other lenders revert to the Morgan pledge, Morgan, together with its affiliates who are currently stockholders of Edison, would beneficially own 4,982,004 shares of class A common stock, including shares subject to options exercisable within 60 days of June 30, 2001. The holdings of Morgan and its affiliates would then represent 9.5% of the voting power of the class A common stock and 7.6% of the combined voting power. This would enable Morgan to exercise greater influence over corporate matters.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently have market risk sensitive instruments related to interest rates. As disclosed in note 6 of the notes to our financial statements, we had outstanding long-term notes payable of $17.8 million and $21.2 million at June 30, 2000 and 2001, respectively. Interest rates on the notes are fixed and range from 9.5% to 20.4% per annum and have terms of 36 to 48 months.

     We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

     Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $52.6 million and $96.2 million at June 30, 2000 and June 30, 2001, respectively. We invest cash mainly in money market accounts and other investment-grade securities. We do not purchase or hold derivative financial instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, independent auditors, are set forth in the Index to Financial Statements at Item 14 and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on December 6, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers and Directors -- The information in the section entitled "Executive Officers and Directors of the Registrant" in Part I hereof is incorporated herein by reference.

     (b) Directors -- The information in the section entitled "Election of Directors" in the Proxy Statement is incorporated herein by reference.

     The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORMS 8-K

     (a)  The following documents are filed as part of this Form 10-K:

        1. Financial Statements. The following consolidated financial statements of Edison Schools Inc. are filed as part of this Form 10-K on the pages indicated:

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   53
Consolidated Balance Sheets as of June 30, 2001 and 2000....   54
Consolidated Statements of Operations for the years ended
  June 30,1999, 2000, and 2001..............................   55
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 1999, 2000 and 2001..........   56
Consolidated Statements of Cash Flows for the years ended
  June 30, 1999, 2000 and 2001..............................   57
Notes to Consolidated Financial Statements..................   58

        2. Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

        3. Exhibits. The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K

        On April 5, 2001, we filed a report on Form 8-K announcing that on April 5, 2001 we issued a press release regarding a conference call with analysts and investors to provide a general corporate update. On June 4, 2001, we filed a report on Form 8-K announcing that we issued a press release regarding our execution of a merger agreement to acquire LearnNow, Inc. On June 22, 2001, we filed a report on Form 8-K announcing that on June 20, 2001, we issued a press release regarding our guidance for fiscal 2002. On July 17, 2001, we filed a report on Form 8-K announcing that on July 5, 2001, we issued a press release regarding our completion of the acquisition of LearnNow, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of September 26, 2001.

                                          EDISON SCHOOLS INC.

                                          By:  /s/ H. CHRISTOPHER WHITTLE
                                            ------------------------------------
                                                   H. Christopher Whittle
                                             President, Chief Executive Officer
                                                             and
                                                          Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 26th day of September, 2001.

                      SIGNATURE                                             TITLE
                      ---------                                             -----
             /s/ H. CHRISTOPHER WHITTLE                 President, Chief Executive Officer and
-----------------------------------------------------   Director (Principal Executive Officer)
               H. Christopher Whittle

              /s/ BENNO C. SCHMIDT, JR.                 Chairman of the Board of Directors
-----------------------------------------------------
                Benno C. Schmidt, Jr.

                   /s/ ADAM FEILD                       Chief Financial Officer (Principal Accounting
-----------------------------------------------------   Officer)
                     Adam Feild

               /s/ CHRISTOPHER D. CERF                  Chief Operating Officer and Director
-----------------------------------------------------
                 Christopher D. Cerf

             /s/ REVEREND FLOYD H. FLAKE                President of Edison Charter Schools and
-----------------------------------------------------   Director
               Reverend Floyd H. Flake

                /s/ JOAN GANZ COONEY                    Director
-----------------------------------------------------
                  Joan Ganz Cooney

                /s/ RAMON C. CORTINES                   Director
-----------------------------------------------------
                  Ramon C. Cortines

               /s/ CHARLES J. DELANEY                   Director
-----------------------------------------------------
                 Charles J. Delaney

                /s/ JEFFREY T. LEEDS                    Director
-----------------------------------------------------
                  Jeffrey T. Leeds

                /s/ JONATHAN NEWCOMB                    Director
-----------------------------------------------------
                  Jonathan Newcomb

               /s/ TIMOTHY P. SHRIVER                   Director
-----------------------------------------------------
                 Timothy P. Shriver

                 /s/ WILLIAM F. WELD                    Director
-----------------------------------------------------
                   William F. Weld

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Edison Schools Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Edison Schools Inc. (the "Company") at June 30, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Melville, New York
August 22, 2001

                              EDISON SCHOOLS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30
                                                              ---------------------------
                                                                  2000           2001
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 52,644,204   $ 96,195,471
  Accounts receivable.......................................    33,752,622     62,925,703
  Notes receivable..........................................    12,290,420      7,761,724
  Other receivables.........................................     2,224,780      8,751,450
  Other current assets......................................     3,620,547      3,279,695
                                                              ------------   ------------
          Total current assets..............................   104,532,573    178,914,043
Property and equipment, net.................................    98,133,719    119,215,687
Restricted cash.............................................     3,387,303      8,523,630
Notes receivable, less current portion......................    15,748,739     53,811,652
Other receivables, less current portion.....................       274,958      4,456,020
Stockholder notes receivable................................     8,801,868      9,452,378
Investments.................................................     8,024,743      7,768,342
Other assets................................................    12,126,519     19,068,868
                                                              ------------   ------------
          Total assets......................................  $251,030,422   $401,210,620
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt.........................  $ 11,838,495   $ 17,669,020
  Accounts payable..........................................    15,452,660     19,498,283
  Accrued expenses..........................................    16,210,911     26,903,286
                                                              ------------   ------------
          Total current liabilities.........................    43,502,066     64,070,589
Long term debt, less current portion........................    17,830,687     21,244,179
Stockholders' notes payable.................................     6,610,594      6,610,594
Other liabilities...........................................       574,030        825,492
                                                              ------------   ------------
          Total liabilities.................................    68,517,377     92,750,854
                                                              ------------   ------------
Minority interest in subsidiary.............................            --        479,460
Commitments and contingencies (Note 13)
  Stockholders' Equity:
  Class A common, par value $.01; 150,000,000 shares
     authorized; 39,558,746 and 49,249,005 shares issued and
     outstanding in 2000 and 2001, respectively.............       395,588        492,490
  Class B common, par value $.01; 5,000,000 shares
     authorized; 3,448,004 and 2,433,126 shares issued and
     outstanding in 2000 and 2001, respectively.............        34,480         24,331
Additional paid-in capital..................................   303,060,911    465,938,018
Unearned stock-based compensation...........................    (3,160,004)    (2,386,678)
Accumulated deficit.........................................  (115,518,323)  (153,598,963)
Stockholder note receivable.................................    (2,299,607)    (2,488,892)
                                                              ------------   ------------
          Total stockholders' equity........................   182,513,045    307,980,306
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $251,030,422   $401,210,620
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              EDISON SCHOOLS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JUNE 30
                                                     ------------------------------------------
                                                         1999           2000           2001
                                                     ------------   ------------   ------------
Net revenue from educational services..............  $132,762,491   $224,577,591   $375,817,681
                                                     ------------   ------------   ------------
Education and operating expenses:
  Direct site expenses.............................   114,096,875    192,601,707    315,651,541
  Administration, curriculum and development.......    49,984,180     40,643,025     58,104,452
  Depreciation and amortization....................    12,525,904     20,905,833     34,142,738
  Preopening expenses..............................     5,457,113      8,371,923      8,641,021
                                                     ------------   ------------   ------------
          Total education and operating expenses...   182,064,072    262,522,488    416,539,752
                                                     ------------   ------------   ------------
Loss from operations...............................   (49,301,581)   (37,944,897)   (40,722,071)
Other income (expense):
  Interest income..................................     3,481,682      6,768,261     10,342,739
  Interest expense.................................    (3,244,782)    (3,433,759)    (5,417,357)
  Equity in loss of unconsolidated entity..........            --     (1,975,257)      (291,400)
  Loss on disposal of fixed assets.................            --             --     (1,149,263)
  Other............................................      (368,110)        (3,962)        70,540
                                                     ------------   ------------   ------------
          Total other..............................      (131,210)     1,355,283      3,555,259
                                                     ------------   ------------   ------------
Loss from operations before provision for taxes....   (49,432,791)   (36,589,614)   (37,166,812)
Provision for state and local taxes................            --             --        913,828
                                                     ------------   ------------   ------------
Net loss...........................................  $(49,432,791)  $(36,589,614)  $(38,080,640)
                                                     ============   ============   ============
Net loss attributable to common stockholders:
  Net loss.........................................  $(49,432,791)  $(36,589,614)  $(38,080,640)
  Preferred stock accretion........................    (1,026,462)            --             --
                                                     ------------   ------------   ------------
     Net loss attributable to common
       stockholders................................  $(50,459,253)  $(36,589,614)  $(38,080,640)
                                                     ============   ============   ============
Per common share data:
  Basic and diluted net loss per share.............  $     (16.24)  $      (1.32)  $      (0.79)
                                                     ============   ============   ============
  Weighted average shares of common stock
     outstanding used in computing basic and
     diluted net loss per share....................     3,107,356     27,685,203     47,966,741
                                                     ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              EDISON SCHOOLS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 2000 AND 2001

                                                                                        COMMON STOCK
                                                 PREFERRED STOCK        ---------------------------------------------
                                                   SERIES A-G                SERIES A-I                CLASS A
                                            -------------------------   ---------------------   ---------------------
                                              SHARES        AMOUNT        SHARES      AMOUNT      SHARES      AMOUNT
                                            -----------   -----------   ----------   --------   ----------   --------
Balances, June 30, 1998...................   21,724,147   $   494,937    3,107,356   $ 31,074
Issuance of Series D preferred stock,
 net......................................    4,108,288        41,083
Issuance of Series F preferred stock,
 net......................................    1,978,738        19,787
Issuance of Series G preferred stock,
 net......................................      400,000         4,000
Deferred compensation related to stock
 options..................................
Stock-based compensation..................
Accretion of Series D preferred PIK
 dividend.................................                  1,026,462
Net loss for the year ended June 30,
 1999.....................................
                                            -----------   -----------   ----------   --------   ----------   --------
Balances, June 30, 1999...................   28,211,173   $ 1,586,269    3,107,356   $ 31,074
Issuance of Series F preferred stock,
 net......................................    3,393,619        33,936
Issuance of Series I common stock, net....                                       1          0
Issuance of Class A common stock in an
 initial public offering..................                                                       6,800,000     68,000
Stock warrants exercised..................                                                         597,528      5,976
Stock options exercised...................                                                         824,426      8,245
Deferred compensation related to stock
 options..................................
Stock based compensation..................
Conversion of the Series A through G
 Preferred Stock and Series A through I
 common Stock to Class A and Class B
 common stock.............................  (31,604,792)   (1,620,205)  (3,107,357)   (31,074)  31,240,934    312,409
Fractional Class A and Class B common
 shares issued due to rounding during
 conversion...............................                                                          15,319        153
Conversion of Class B to Class A).........                                                          80,539        805
Stockholder notes receivable..............
Interest on stockholder receivable........
Net loss for the year ended June 30,
 2000.....................................
                                            -----------   -----------   ----------   --------   ----------   --------
Balances, June 30, 2000...................           --            --           --         --   39,558,746   $395,588
Issuance of Class A common Stock in
 secondary offerings......................                                                       6,881,026     68,810
Stock warrants exercised..................                                                         842,426      8,425
Stock options exercised...................                                                         951,687      9,516
To reclass Class B converted to class A...                                                       1,015,120     10,151
Deferred compensation related to stock
 options..................................
Stock based compensation..................
Interest on stockholder receivable........
Net loss for the year ended June 30,
 2001.....................................
                                            -----------   -----------   ----------   --------   ----------   --------
Balances, June 30, 2001...................           --   $        --           --   $     --   49,249,005   $492,490
                                            ===========   ===========   ==========   ========   ==========   ========

                                                COMMON STOCK
                                            ---------------------
                                                   CLASS B           ADDITIONAL      UNEARNED                     STOCKHOLDER
                                            ---------------------     PAID-IN      STOCK-BASED     ACCUMULATED       NOTES
                                              SHARES      AMOUNT      CAPITAL      COMPENSATION      DEFICIT      RECEIVABLE
                                            ----------   --------   ------------   ------------   -------------   -----------
Balances, June 30, 1998...................                          $ 59,035,198   $  (874,987)   $ (29,495,918)
Issuance of Series D preferred stock,
 net......................................                            31,722,481
Issuance of Series F preferred stock,
 net......................................                            24,228,435
Issuance of Series G preferred stock,
 net......................................                             4,897,755
Deferred compensation related to stock
 options..................................                            27,332,927   (27,332,927)
Stock-based compensation..................                                          22,371,358
Accretion of Series D preferred PIK
 dividend.................................                            (1,026,462)
Net loss for the year ended June 30,
 1999.....................................                                                          (49,432,791)
                                            ----------   --------   ------------   ------------   -------------   -----------
Balances, June 30, 1999...................                          $146,190,334   $(5,836,556)   $ (78,928,709)
Issuance of Series F preferred stock,
 net......................................                            41,707,771
Issuance of Series I common stock, net....
Issuance of Class A common stock in an
 initial public offering..................                           109,632,298
Stock warrants exercised..................                                43,893
Stock options exercised...................      72,500        725      2,921,813
Deferred compensation related to stock
 options..................................                             1,260,645    (1,260,645)
Stock based compensation..................                                           3,937,197
Conversion of the Series A through G
 Preferred Stock and Series A through I
 common Stock to Class A and Class B
 common stock.............................   3,471,215     34,712      1,304,158
Fractional Class A and Class B common
 shares issued due to rounding during
 conversion...............................     (15,172)      (152)            (1)
Conversion of Class B to Class A).........     (80,539)      (805)
Stockholder notes receivable..............
Interest on stockholder receivable........                                                                          (124,607)
Net loss for the year ended June 30,
 2000.....................................                                                          (36,589,614)
                                            ----------   --------   ------------   ------------   -------------   -----------
Balances, June 30, 2000...................   3,448,004   $ 34,480   $303,060,911   $(3,160,004)   $(115,518,323)  $(2,299,607)
Issuance of Class A common Stock in
 secondary offerings......................                           151,661,865
Stock warrants exercised..................         242          2      5,083,787
Stock options exercised...................                             5,033,677
To reclass Class B converted to class A...  (1,015,120)   (10,151)
Deferred compensation related to stock
 options..................................                             1,097,778    (1,097,778)
Stock based compensation..................                                           1,871,104
Interest on stockholder receivable........                                                                          (189,285)
Net loss for the year ended June 30,
 2001.....................................                                                          (38,080,640)
                                            ----------   --------   ------------   ------------   -------------   -----------
Balances, June 30, 2001...................   2,433,126   $ 24,331   $465,938,018   $(2,386,678)   $(153,598,963)  $(2,488,892)
                                            ==========   ========   ============   ============   =============   ===========


                                               TOTAL
                                            ------------
Balances, June 30, 1998...................  $ 29,190,304
Issuance of Series D preferred stock,
 net......................................    31,763,564
Issuance of Series F preferred stock,
 net......................................    24,248,222
Issuance of Series G preferred stock,
 net......................................     4,901,755
Deferred compensation related to stock
 options..................................            --
Stock-based compensation..................    22,371,358
Accretion of Series D preferred PIK
 dividend.................................            --
Net loss for the year ended June 30,
 1999.....................................   (49,432,791)
                                            ------------
Balances, June 30, 1999...................  $ 63,042,412
Issuance of Series F preferred stock,
 net......................................    41,741,707
Issuance of Series I common stock, net....            --
Issuance of Class A common stock in an
 initial public offering..................   109,700,298
Stock warrants exercised..................        49,869
Stock options exercised...................     2,930,783
Deferred compensation related to stock
 options..................................            --
Stock based compensation..................     3,937,197
Conversion of the Series A through G
 Preferred Stock and Series A through I
 common Stock to Class A and Class B
 common stock.............................            --
Fractional Class A and Class B common
 shares issued due to rounding during
 conversion...............................            --
Conversion of Class B to Class A).........            --
Stockholder notes receivable..............    (2,175,000)
Interest on stockholder receivable........      (124,607)
Net loss for the year ended June 30,
 2000.....................................   (36,589,614)
                                            ------------
Balances, June 30, 2000...................  $182,513,045
Issuance of Class A common Stock in
 secondary offerings......................   151,730,675
Stock warrants exercised..................     5,092,214
Stock options exercised...................     5,043,193
To reclass Class B converted to class A...            --
Deferred compensation related to stock
 options..................................            --
Stock based compensation..................     1,871,104
Interest on stockholder receivable........      (189,285)
Net loss for the year ended June 30,
 2001.....................................   (38,080,640)
                                            ------------
Balances, June 30, 2001...................  $307,980,306
                                            ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              EDISON SCHOOLS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED JUNE 30,
                                                              ------------------------------------------
                                                                  1999           2000           2001
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(49,432,791)  $(36,589,614)  $(38,080,640)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization of property and
      equipment.............................................    11,486,955     19,294,506     31,367,286
    Amortization of other costs.............................         5,000         16,133        954,417
    Amortization of deferred charter costs and original
      issue discount........................................       (68,688)      (184,193)      (194,129)
    Write-off of accounts receivable........................            --             --        769,643
    Stock-based compensation................................    22,371,358      3,937,197      1,871,104
    Provision for fixed asset write-off.....................       653,000       (153,000)      (154,115)
    Curriculum and equipment write-off......................       437,768        309,741      4,187,079
    Loss (Gain) on disposal of property and equipment.......       368,110           (268)     1,149,263
    Interest on stockholder note receivable.................            --       (124,607)      (189,285)
    Equity in loss of unconsolidated entity.................            --      1,975,257        291,400
    Minority interest in net loss of subsidiary.............            --             --        (70,540)
    Changes in operating assets and liabilities:
      Accounts and other receivables........................    (4,671,023)   (28,996,467)   (41,300,966)
      Other current assets..................................      (623,756)    (2,180,627)       340,852
      Accounts payable and accrued expenses.................     2,563,812      1,294,561      9,500,208
      Other liabilities.....................................      (713,736)        95,902        251,462
                                                              ------------   ------------   ------------
           Cash used in operating activities................   (17,623,991)   (41,305,479)   (29,306,961)
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................   (25,533,246)   (57,462,036)   (46,935,436)
  Proceeds from disposition of property and equipment,
    net.....................................................    10,537,786      2,057,664     10,700,785
  Proceeds from notes receivable and advances due from
    charter schools.........................................       580,412      2,782,474     14,840,866
  Notes receivable and advances due from charter schools....   (12,923,063)   (18,849,325)   (46,773,488)
  Investment in unconsolidated entity.......................            --    (10,000,000)       (35,000)
  Cash from minority investee...............................            --             --        550,000
  Other assets..............................................    (1,445,035)    (7,767,634)    (6,609,939)
                                                              ------------   ------------   ------------
           Cash used in investing activities................   (28,783,146)   (89,238,857)   (74,262,212)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock and warrants..............    62,060,480    167,784,859    173,011,926
  Costs in connection with equity financing.................    (1,146,939)   (13,362,202)   (11,145,844)
  Proceeds from stockholders' notes payable.................       938,439             --             --
  Loan to stockholder.......................................            --     (2,175,000)            --
  Proceeds from notes payable...............................     9,624,131     13,001,328      8,898,445
  Payments on notes payable and capital leases..............    (6,178,626)    (9,027,134)   (18,507,760)
  Restricted cash...........................................     1,540,584       (955,887)    (5,136,327)
                                                              ------------   ------------   ------------
           Cash provided by financing activities............    66,838,069    155,265,964    147,120,440
                                                              ------------   ------------   ------------
Increase in cash and cash equivalents.......................    20,430,932     24,721,628     43,551,267
Cash and cash equivalents at beginning of period............     7,491,644     27,922,576     52,644,204
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of period..................  $ 27,922,576   $ 52,644,204   $ 96,195,471
                                                              ============   ============   ============
Supplemental disclosure of cash flow information:
  Cash paid during the periods for:
    Interest................................................  $  3,008,260   $  3,554,350   $  5,545,060
    Taxes...................................................                                $    730,611
Supplemental disclosure of non-cash investing and financing
  activities:
  Accretion of Series D preferred PIK dividend..............  $  1,026,462
  Additions to other assets included in accounts payable....                                $  2,694,293
  Property and equipment acquired under capitalized lease
    obligations.............................................                                $ 18,853,332
  Additions to property and equipment included in accounts
    payable.................................................  $  8,489,460   $  7,666,235   $  2,543,497
  Additions to property and equipment financed by debt......                 $ 10,770,375

  The accompanying notes are an integral part of these consolidated financial statements.

                              EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30 1999, 2000 AND 2001

1.  DESCRIPTION OF BUSINESS

     Edison Schools Inc. (the "Company") (formerly known as The Edison Project Inc. and Subsidiaries) manages elementary and secondary public schools under contracts with school districts and charter schools located in 21 states and Washington, D.C. The Company opened its first four schools in the fall of 1995, and, as of June 30, 2001 operated 113 schools with approximately 57,000 students.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after the elimination of intercompany transactions.

  CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, time deposits, highly liquid debt securities and money market accounts, generally all with original maturities of three months or less. The Company maintains funds in accounts in excess of FDIC insurance limits; however, management believes that it minimizes risk by maintaining deposits in high quality financial institutions.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Routine maintenance and repairs are expensed as incurred. The cost of major additions, replacements, and improvements are capitalized. Gains and losses from sales or retirements of property and equipment are included in earnings for the period. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets (30 years for buildings, the remaining lease term or useful life, whichever is shorter, for leasehold improvements and 3-5 years for all other items).

     From time to time, the Company purchases or renovates existing buildings to ready them for charter school use. It is the Company's intention to recapture purchase or renovation costs through sale to a third party or through the sale or lease of the building to the charter school board. Buildings or renovations completed and ready for charter school use are depreciated on a straight line basis over the estimated useful life of the building. The Company's policy is not to capitalize interest costs on charter school renovation expenditures since the sale transaction does not provide for recovery of interest expense.

  LONG-LIVED ASSETS

     The carrying amount of assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the risk involved. No impairments have been recognized to date.

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  RESTRICTED CASH

     Restricted cash consists of cash held in escrow in compliance with certain debt agreements, credit issued for the benefit of certain technology suppliers, amounts for guarantee of contract performance in certain states and certain amounts restricted for use in the start-up of future Edison schools.

  REVENUE RECOGNITION

     The Company recognizes revenue from each school on a pro rata basis over eleven months from August through June (the "School year"). Revenue and revenue estimates are principally derived from contractual relationships to manage and operate contract and charter schools. The Company also receives revenue from the summer school program, the collection of after-school program fees and food service costs. The Company receives per-pupil revenue from local, state and federal sources, including Title I and special education funding. The Company periodically records adjustments to revenue, if necessary, for enrollment fluctuations, changes to per-pupil funding estimates, and changes to estimates for federal and state categorical grant funding. These adjustments represent a change in revenue estimates and accordingly are recorded as an adjustment to accounts receivable. The majority of our revenues are received from public sources and are subject to ongoing appropriations of governmental bodies.

  PHILANTHROPY

     The Company recognizes a receivable from a philanthropic foundation, included in other receivables, for curriculum and technology purchased on behalf of district clients in California which have been granted funds from the foundation. If the Company can not arrange for this or another philanthropic entity to donate approximately $12.5 million in total to two clients, the Company will be required to make such donation itself.

  PREOPENING COSTS

     The Company expenses certain preopening training, personnel and other costs, which are incurred prior to the fiscal year in which operations commence at new school sites.

  NOTES RECEIVABLE

     Notes receivable are recorded at face value, less an original issue discount if the note has a less than fair market value stated rate of interest. The original issue discount is calculated using the difference between the stated rate and the Company's rate of interest associated with the cost of funds for the period in which the note is issued. It is management's policy to recognize any note as uncollectible when, based on its assessment of events and circumstances, the collection of the note is not reasonably assured. If a note was not deemed reasonably assured, the Company would provide an allowance or write down the note to the present value of future cash flows. No notes have been deemed uncollectible to date.

  DEFERRED CHARTER COSTS

     Deferred charter costs arise when the Company provides cash to certain charter schools, which issue non-interest bearing notes to the Company in return. In accordance with APB No. 21, the Company discounts the non-interest bearing notes and records the corresponding discount as deferred charter costs. These costs represent the accounting recognition given to the Company's right to operate the charter school. Deferred charter costs are included in other assets and are amortized on a straight line basis over the same period as the related discount.

     Net deferred charter costs were $1,479,361 and $317,864 and accumulated amortization was $2,613,009 and $4,084,913 as of June 30, 2000 and 2001,
respectively.

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  STOCK-BASED COMPENSATION

     For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method of accounting prescribed by APB No. 25 "Accounting for Stock Issued to Employees." In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the company's stock, as of the grant date, is not greater than the amount an employee must pay to acquire the stock as defined. To the extent that stock options are granted to employees with variable terms or if the fair value of the Company's stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize compensation expense.

     In accordance with Financial Accounting Standards Board Interpretation 44 ("Fin 44"), the Company recognized in the year ended June 30, 2001, a $234,000 non-cash charge resulting from a modification to a previously issued employee stock option award. Also in the same period, in accordance with Fin 44, a charge of $181,000 was recognized for certain former Edison employees. The employees were allowed to retain their stock options and vesting rights beyond their separation dates.

     Disclosures, including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method as stated in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," have been included in Note 10.

  ADVERTISING EXPENSES

     Advertising costs consist primarily of print media and brochures and are expensed when the related advertising occurs. Total advertising expense for the three years ended June 30, 1999, 2000, and 2001 amounted to approximately $788,000, $1.7 million and $1.8 million respectively.

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's notes receivable, capital leases and other equipment financing obligations approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at June 30, 2001.

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

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

shares, such as convertible preferred stock, stock options, and warrants, have been excluded from the computation, as their effect is antidilutive for all periods presented.

  LOSS PER SHARE

     The pro forma basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock assuming conversion of convertible preferred stock outstanding during the period under the if-converted method. Each outstanding share of common and preferred stock automatically converted into 0.45 shares of Class A Common Stock and 0.05 shares of Class B Common Stock in connection with the Company's initial public offering. See note 9.

     The calculation of basic and fully diluted net loss per share for the year ended June 30, 2000 is as follows:

Net loss....................................................   $(36,589,614)
                                                               ============
Series A-1 Common outstanding at beginning of period,
  converted to Class A and B Common Stock...................      3,107,356
Add:
Weighted average effect of issuance of Class A and Class B
  Common Stock through exercise of options and warrants.....        653,552
Weighted average effect of conversion of Series A-F
  Preferred and Non-Voting Series G Preferred outstanding at
  the beginning of period to Class A and B Common Stock.....     17,574,172
Weighted average effect of conversion of Series F Preferred
  issued during the period to Class A and B Common Stock....      2,114,058
Weighted average effect of Class A and Class B Common Stock
  issued in conjunction with the Company's initial public
  offering..................................................      4,236,065
                                                               ------------
Weighted average shares of common stock outstanding used in
  computing basic and fully diluted net loss per share......     27,685,203
                                                               ============
Basic and fully diluted net loss per share..................   $      (1.32)
                                                               ============

     The calculation of basic and fully diluted net loss per share for the year ended June 30, 2001 is as follows:

Net loss....................................................   $(38,080,604)
                                                               ============
Class A Common stock outstanding at beginning of period.....     39,558,746
Class B Common stock outstanding at beginning of period.....      3,448,004
Add:
Issuance of Class A Common stock (on a weighted average
  basis)....................................................      5,974,982
Conversion of Class B Common stock (on a weighted average
  basis)....................................................     (1,014,991)
                                                               ------------
Weighted average shares of common stock outstanding used in
  computing basic and fully diluted net loss per share......     47,966,741
                                                               ============
Basic and diluted net loss per share........................   $      (0.79)
                                                               ============

  MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, revenues, certain school expenses, useful lives, recoverability of equipment, notes and other financing receivables, deferred income tax valuation allowance, certain accrued expenses and expenses in connection with stock options and warrants; actual results could differ from these estimates.

  SEGMENTS

     Management evaluates its operating performance as a single segment. The Company's Chief Operating Officer reviews school performance based on a comprehensive, whole school approach. Real estate, after school programs, summer school programs, food services and various other activities are not evaluated on an individual basis.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of SFAS 141 will be effective for the Company's business acquisitions that are consummated as of July 1, 2001. The Company adopted SFAS 141 as of July 1, 2001.

     SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses accounting for goodwill and intangible assets subsequent to their acquisition. In accordance with SFAS 142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The effective date of adoption is the first fiscal year beginning after March 2001. The Company adopted SFAS 142 as of July 1, 2001.

  RECLASSIFICATION

     Certain reclassifications have been made to the 1999 and 2000 financial statements to conform to current year presentation.

3.  NOTES RECEIVABLE

     The Company provides financing in the form of interest and non-interest bearing loans and advances to charter school boards to assist in the purchase or renovation of charter school facilities. Certain of the loans are evidenced by notes and other advances which are made in concert with a management contract or without fixed repayment terms.

     Of the approximately $28.0 million of notes and other financing, net at June 30, 2000, approximately $6.7 million was collateralized and the $21.3 million balance was uncollateralized and in some cases subordinated to other senior debt. Of the approximately $61.6 million in notes and other financing, net at June 30, 2001, approximately $41.8 million was collateralized and the $19.8 million balance was uncollateralized and in some cases subordinated to other senior debt. Should the Company be required to foreclose on the collateral securing these loans, it may not be able to liquidate the collateral for proceeds sufficient to cover the loans.

     In order for the loans to be repaid, the Company generally assists charter school boards in obtaining third party lender financing. Often third party financing requires the company to guarantee loans on behalf of these

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

charter schools. A default by any charter school under a credit facility that is guaranteed by the Company may result in a claim against the Company for the full amount of the borrowings. (See Note 13)

     Notes receivable consist of the following:

                                                                     JUNE 30,
                                                             -------------------------
                                                                2000          2001
                                                             -----------   -----------
Notes receivable due from charter schools(a)...............  $16,366,552   $48,616,056
Other financing due from charter schools(b)................   11,672,607    12,957,320
                                                             -----------   -----------
                                                              28,039,159    61,573,376
Less, current portion......................................   12,290,420     7,761,724
                                                             -----------   -----------
     Total notes receivable................................  $15,748,739   $53,811,652
                                                             ===========   ===========

---------------

(a) Notes receivable due from charter schools includes interest bearing notes at interest rates ranging from 8.5% to 12% per annum. Management believes that the stated rates are the fair market rate for these notes. The notes amounted to $3,163,722 and $43,287,620 at June 30, 2000 and 2001,
    respectively, and mature at various dates through the year 2005.

    Notes receivable due from charter schools also includes non-interest bearing notes with an aggregate face value of $4,030,464 and $5,648,025 at June 30, 2000 and 2001, respectively, less unamortized imputed discount of $827,635 and $319,590 at June 30, 2000 and 2001, respectively. Interest imputed on these notes ranges from 10% to 12% per annum. This imputed rate is management's estimate of the fair market interest rate for these loans based on the Company's estimated borrowing rate at time of the loan ranging from approximately 8.5% to 10% and management's assessment of the incremental risk associated with these loans. The notes mature at various dates through the year 2005.

(b) Other financings due from charter schools were converted into a non-interest bearing note receivable. The advances have been discounted at a rate of 12% over the expected period of refinancing, consistent with the treatment of non-interest bearing notes receivable as discussed in (a) above. The face value of the advances at June 30, 2000 was $12,766,158, less unamortized imputed discount of $1,093,551. In November 2000, the Company received partial payment of $7,260,842 and $4,343,113 was converted into a 20 year term loan with interest at 10% per annum and regular amortization.

    For fiscal 2001, other financing due from charter schools have been discounted at a rate of 12% over the period of refinancing, consistent with the treatment of non-interest bearing notes receivable. The face value of borrowings under the revolving line of credit at June 30, 2001 was $12,957,320. The line of credit provides for borrowings up to $15,000,000. On July 1, 2001, this revolving line of credit was converted into a 20 year term loan with interest at 10% per annum and regular amortization.

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Aggregate maturities of notes receivable are as follows:

For the fiscal year ending June 30,
2002........................................................  $ 7,761,725
2003........................................................   19,218,528
2004........................................................    3,599,235
2005........................................................   12,078,153
2006........................................................    7,304,934
Thereafter..................................................   11,930,391
                                                              -----------
                                                               61,892,966
Less: amount representing discount (see note 3(a))..........     (319,590)
                                                              -----------
Total notes receivable......................................   61,573,376
Less: current portion.......................................   (7,761,724)
                                                              -----------
Notes receivable, noncurrent................................  $53,811,652
                                                              ===========

     The Company expects to make additional advances or loans approximating $45 million to its charter board clients during fiscal 2002. Additionally, the Company expects to receive payment on certain outstanding loans as a result of third party refinancing, though there is no guarantee that the charter boards will be able to obtain refinancing.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                    JUNE 30,
                                                           ---------------------------
                                                               2000           2001
                                                           ------------   ------------
Land and buildings.......................................  $  1,054,843   $  7,457,480
Leasehold improvements...................................    34,535,261     34,419,968
Furniture, fixtures and equipment........................    62,962,662     94,092,255
Software license.........................................    11,658,986     11,694,133
Educational software and textbooks.......................    28,717,566     37,350,776
                                                           ------------   ------------
                                                            138,929,318    185,014,612
Accumulated depreciation and amortization................   (40,795,599)   (65,798,925)
                                                           ------------   ------------
  Property and equipment, net............................  $ 98,133,719   $119,215,687
                                                           ============   ============

     Depreciation expense amounted to $9,948,811, $18,505,611, and $28,363,286 for the years ended June 30, 1999, 2000, and 2001 respectively. Capitalized interest of $521,593 was recorded for the year ended June 30, 2001, in connection with the development of the Company's new computer system. The Company wrote off approximately $310,000 of equipment and approximately $4,187,000 consisting primarily of curriculum materials, during the years ended June 30, 2000 and 2001, respectively.

     Assets under capital leases as of June 30, 2000 and 2001 totaled $5,219,257 and $23,178,963, respectively, and related accumulated amortization totaled $5,189,138 and $7,410,437, respectively. Amortization expense for each of the three years ended June 30, 1999, 2000, and 2001 related to assets under capital leases amounted to $1,543,144, $805,028 and $3,004,001, respectively.

     In March 1998, the Company purchased an office building in Trenton, New Jersey for approximately $618,000 and made significant improvements for use as a charter school. In December 1998, the Company

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

sold the building to a real estate investment trust, and simultaneously entered into an 18 year operating lease for the building with future annual minimum rentals approximating $1 million. Subsequent to the sale and leaseback, the Company is expected to continue its operating lease with the charter school (the "Sublease") on a month-to-month basis (see Note 7). The Company received approximately $6,000,000 in cash and realized a gain of approximately $28,000 on the sale of the building, which is included in the loss on disposal of property and equipment in the statement of operations for the year ended June 30, 1999. During the year ended June 30, 2000, the Company disposed of leasehold improvements totaling approximately $2,058,000 for a gain of approximately $7,000.

     Also during the year ended June 30, 2001, the Company disposed of leasehold improvements totaling approximately $1,074,000 at net book value.

     In June 1998, the Company exercised an option to purchase a charter school building in Detroit, Michigan for $2,500,000 which the Company had been leasing under a capitalized lease. In September 1998, the Company, which provides services at the site, sold the building to the charter school for approximately $6,300,000 and incurred a loss of approximately $79,000, which is included in the loss on disposal of property and equipment in the statement of operations for the year ended June 30, 1999. The Company received approximately $4,400,000 in cash and a non-interest bearing subordinated note approximating $1,900,000 before discount. The note was paid in May 2001.

     In May 2001, two charter schools in Detroit, Michigan issued tax-exempt bonds and used a portion of the proceeds to settle outstanding obligations due the Company. The Company received from one school approximately $9,600,000 which is included in proceeds from disposition of property and equipment in the statement of cash flows for the year ended June 30, 2001. Additionally, the Company received from the second school approximately $4,300,000 for notes receivable, including the $1,900,000 note discussed above.

  ACQUISITION OF UNDEVELOPED PROPERTY

     During fiscal 2001, the Company purchased property in New York, New York for $10 million and entered into an agreement with the Museum of African Art to develop the property for a mixed use project consisting of a new corporate headquarters, a charter school and a facility to house the Museum. The Company has not yet received the necessary zoning approvals for this project, nor does it have an agreement with any party to operate a charter school on that site.

     As of June 30, 2001, other assets includes the $10.0 million purchase price for the New York property.

5.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                     JUNE 30,
                                                             -------------------------
                                                                2000          2001
                                                             -----------   -----------
Accrued payroll and benefits...............................  $13,881,701   $24,729,135
Accrued taxes other than income............................    1,656,501     1,965,063
Accrued other..............................................      672,709       209,088
                                                             -----------   -----------
     Total accrued expenses................................  $16,210,911   $26,903,286
                                                             ===========   ===========

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                    JUNE 30,
                                                           ---------------------------
                                                               2000           2001
                                                           ------------   ------------
Notes payable(a).........................................  $ 19,044,476   $ 15,083,546
Financing Agreement(b)...................................    10,580,944      7,700,553
Capital leases (Note 7)..................................        43,762     16,129,100
                                                           ------------   ------------
                                                             29,669,182     38,913,199
Current portion..........................................   (11,838,495)   (17,669,020)
                                                           ------------   ------------
     Total long-term debt................................  $ 17,830,687   $ 21,244,179
                                                           ============   ============

---------------

(a) Notes payable at June 30, 2000 and 2001 consist of notes with five financing companies collateralized by computer equipment, furniture and other assets of the Company. All notes are similarly structured and generally provide for equal monthly installments, including interest and principal, over a term of 30 to 48 months. Monthly payments to each noteholder range from approximately $16,000 to $533,000. Certain notes also provide for a final installment of up to 17.5% of the original principal amount. Interest rates are fixed and range from 9.5% to 20.4% per annum.

(b) In June 2000, the Company entered into a 36 month financing agreement with the IBM Credit Corporation for the purchase of software. Such software will be used to support the technology used in the Company's schools throughout the United States. The finance agreement totals approximately $10.7 million and has an effective rate of 15.95%.

     In connection with amounts currently outstanding under the notes payable and capital lease agreements (see Note 7), at June 30, 2000 and 2001, the Company had outstanding stock purchase warrants to lenders that provide for the purchase of up to 15,000 shares of common stock at a purchase price of $12.30 per share. The stock purchase warrants are exercisable 100% at the date of grant. The stock purchase warrant outstanding expires in fiscal 2005. At the time of issuance, the value of the warrants was not deemed significant pursuant to a calculation using the Black Scholes option pricing model. Accordingly, no value was assigned to the warrants.

     The Company is subject to certain reporting debt covenants under several of its debt agreements. If the Company were to fail to maintain a certain minimum cash balance it would be required to either post additional cash collateral, or pay off the debt.

     Aggregate maturities of notes payable are as follows:

For the fiscal year ending June 30,
2002........................................................  $11,714,055
2003........................................................   10,244,632
2004........................................................      825,412
                                                              -----------
     Total..................................................  $22,784,099
                                                              ===========

     In November 1999, the Company obtained a line of credit from Imperial Bank (the "LOC") which provided for borrowings of up to $10.0 million. No amounts were borrowed under the LOC and the Company terminated the LOC in November 2000.

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  LEASES

     The Company has entered into several lease agreements for school site computers and equipment. The agreements, which are accounted for as capital leases, provide that the Company will lease equipment for terms of 30 to 46 months with interest rates of 8.18% to 15.95%. Also, the Company has entered into various non-cancelable operating leases for office space and currently leases school sites. These leases expire at various dates through the year 2020. At June 30, 2001, the present value of the minimum lease payments under the capital leases and rental commitments under operating leases with terms in excess of one year are as follows:

                                                               CAPITAL      OPERATING
                                                               LEASES        LEASES
                                                             -----------   -----------
For the fiscal year ending June 30,
2002.......................................................  $ 7,732,564   $ 6,055,872
2003.......................................................    7,662,595     6,212,328
2004.......................................................    3,261,168     6,136,753
2005.......................................................      409,997     5,959,537
2006.......................................................           --     6,523,083
Thereafter.................................................           --    48,207,730
                                                             -----------   -----------
Total commitments..........................................   19,066,324   $79,095,303
                                                                           ===========
Less amount representing interest..........................   (2,937,224)
                                                             -----------
Present value of minimum lease payments....................   16,129,100
Less current installments of capital lease obligation......   (5,954,965)
                                                             -----------
Capital lease obligations, excluding current
  installments.............................................  $10,174,135
                                                             ===========

Total rental expense for each of the three years ended June 30, 1999, 2000 and 2001 related to operating leases amounted to approximately $3,388,000, $4,495,000, and $5,686,000, respectively.

8.  RELATED PARTY TRANSACTIONS

  STOCKHOLDER NOTES RECEIVABLE

     The stockholder notes receivable consists of two recourse notes from the Chairman of the Company, with principal amounts of $1.6 million and $200,000, which arose in connection with his employment agreements. The note agreements, as amended October 15, 1999, bear interest at prime rate per annum as defined by Chase Manhattan Bank and do not require periodic interest or principal payments until maturity. The stockholder receivable is collateralized by the assignment of the proceeds of a life insurance policy and in the event of termination can be offset against the severance pay obligation of the Company. The receivable is due on the earlier of February 15, 2002, the date on which employment of the Chairman ceases or upon the death of the Chairman.

     In addition, in November 1999 and April 2000, the Company loaned $6,620,700 and $1,248,500, respectively to its President and Chief Executive Officer under two recourse notes. The loans bear interest at the greater of the prime rate or the Company's actual borrowing rate, in effect from time to time, with payment of the principal amount of $6,620,700 and accrued interest on the November 1999 loan due in full in November 2004 and payment of the principal amount of $1,248,500 and accrued interest on the April 2000 loan due in full in April 2005.

     The proceeds from the loans were used by the President and Chief Executive Officer to purchase an aggregate of 652,500 shares of Class A Common Stock and 72,500 shares of Class B Common Stock for $3.00

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

per share through the exercise of existing stock options, and to pay income tax obligations resulting from the exercise of such options. The portion of the loan attributable to the purchase of shares, amounting to $2,175,000 plus accrued interest, has been recorded on the balance sheet at June 30, 2000 as a reduction of stockholders' equity.

  STOCKHOLDERS' NOTES PAYABLE

     Certain stockholders were issued promissory notes dated December 18, 1997 for $4,407,903 and January 1, 1998 for $592,097 (see Note 9). In addition, as part of the private placement (see Note 9), the Company issued to stockholders, promissory notes dated December 30, 1997 for $611,025, January 28, 1998 for $61,130, August 24, 1998 for $487,844 and December 14, 1998 for $450,595. The
principal for each of the notes is payable on the tenth anniversary of the dates of issuance. Each note bears interest at 7% per annum, of which 50% is payable at maturity and the balance payable each April 1, starting in fiscal 1999 and thereafter. In fiscal 1999, 2000 and 2001, the Company paid interest on the notes of $211,682, $238,780 and $247,137, respectively.

  PAYMENT ON BEHALF OF AN OFFICER

     The Company paid $200,000 to an unrelated corporation controlled by an officer of the Company, as compensation for expenses incurred by such corporation, as an inducement not to compete with the Company for five years and to release the officer and two associates from obligations due to the corporation. Payments of $100,000 each were made in May 2000 and August 2000.

  INVESTMENT IN UNCONSOLIDATED ENTITY

     In July 1999, the Company entered into a preferred stock purchase agreement with a corporation providing for the purchase of up to 2,000,000 shares of the corporation's preferred stock, par value $0.001 per share, for a purchase price of $5.00 per share. The Company purchased 1,000,000 shares in July 1999 for a total investment of $5,000,000, which represented approximately 16.5% ownership in the corporation. In December 1999, an additional $5,000,000 was invested in the corporation, increasing the Company's ownership to 19.7%. Due to the nature of the Company's relationship with the corporation, the investment was accounted for under the equity method. As of June 30, 2000, the Company modified its relationship with the corporation such that the Company no longer had significant influence through board representation and therefore the investment has been accounted for prospectively under the cost method. As of June 30, 2000, the Company's initial investment of $10 million is now shown net of equity in losses of the unconsolidated entity of $1,975,257.

  INVESTMENT IN KSIXTEEN LLC

     Effective July 1, 2000, Edison invested $35,000 to obtain a 35% interest in Ksixteen LLC ("Ksixteen"), a company organized to provide construction management, real estate development and financial advisory services to charter schools. The Company and Ksixteen also entered into a master development agreement effective July 1, 2000 pursuant to which Ksixteen performs (at the Company's direction) construction management, real estate development and financing services on behalf of charter schools that have entered into management agreements with the Company. The Company reports its investment in Ksixteen under the equity method and, accordingly, recognizes its pro-rata share of the net income or loss of Ksixteen based on its ownership interest. As of July, 2001, the Company acquired the remaining 65% interest in Ksixteen (See
Note 16).

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  COMMON AND PREFERRED STOCK

     Common and preferred stock consisted of the following:

                                                        JUNE 30, 2000            JUNE 30, 2001
                                                    ----------------------   ----------------------
                              AUTHORIZED     PAR    OUTSTANDING              OUTSTANDING
DESCRIPTION                     SHARES      VALUE     SHARES       AMOUNT      SHARES       AMOUNT
-----------                   -----------   -----   -----------   --------   -----------   --------
Class A Common Stock........  150,000,000   $.01    39,558,746    $395,588   49,249,005    $492,490
Class B Common Stock........    5,000,000   $.01     3,448,004      34,480    2,433,126      24,331
Preferred Stock.............    5,000,000   $.01            --          --           --          --
                                                    ----------    --------   ----------    --------
     Total common and
       preferred stock......                        43,006,750    $430,068   51,682,131    $516,821
                                                    ==========    ========   ==========    ========

     The Company's authorized capital stock consists of 150,000,000 shares of Class A Common Stock, 5,000,000 shares of Class B Common Stock, and 5,000,000 shares of Preferred Stock.

     In general, holders of Class A Common Stock have the same rights as the holders of Class B Common Stock, except that:

     - holders of Class A Common stock have one vote per share and holders of Class B Common Stock have ten votes per share; and

     - holders of Class B Common Stock elect, as a separate class, four of the 11 members of the Company's Board of Directors and the holders of Class A Common Stock elect, as a separate class, the remaining seven directors.

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

     In connection with a private placement that closed in December 1997, August 1998 and December 1998, the Company sold units consisting of a share of stock, three options for fractional shares of common stock, and a note payable for 22.8 cents per share. The first option entitles the holder to .0086359 share of Class A Common Stock and .0009595 share of Class B Common Stock at an exercise price of $20.00 per share. The option expires between years 2003 and 2005. The second option entitles the holder to .0086359 share of Class A Common Stock and
 .0009595 share of Class B Common Stock at an exercise price of $3.00 per share. The option became vested upon the completion of the Company's initial public offering ("IPO") and expires 10 years after vesting. The third option entitles the holder to .0129537 share of Class A Common Stock and .0014393 share of Class B Common Stock at an exercise price of $16.00 per share. However, this option only vests if the Company is a public company and its closing price has been $32.00 per share for more than 90 consecutive days. This option expires 10 years after vesting. As of June 30, 2001, stock options issued

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and outstanding in conjunction with the private placement entitled the holders to purchase 399,104 shares of Class A Common Stock and 44,387 shares of Class B Common Stock.

     In June 1998, the Company in exchange for $2,500,000, issued a warrant to a philanthropic foundation which at June 30, 2001 represents the right to purchase 716,104 shares of Class A Common Stock and 188,750 shares of Class B Common Stock at a price of $7.96 per share. The warrant expires on June 1, 2005. Certain provisions of the warrant agreement require such funds to be applied towards the pre-opening expenses and start-up investments with respect to certain schools that the Company operates.

     In August 2000, the Company completed a secondary public offering in which it sold 3,350,000 shares of Class A Common Stock for net proceeds of approximately $71.0 million. Also in August 2000, a philanthropic foundation exercised warrants to purchase 600,000 shares of Class A Common Stock and paid the Company $4.8 million. In March 2001, the Company completed another secondary offering of an additional 3,531,026 shares of Class A Common Stock for net proceeds of approximately $81.0 million.

10.  STOCK OPTIONS

     A summary of the Company's employee stock option activity is as follows:

                                                     WEIGHTED          STOCK         WEIGHTED
                                                    AVERAGE OF        OPTIONS       AVERAGE OF
                                       SHARES     EXERCISE PRICES   EXERCISABLE   EXERCISE PRICES
                                      ---------   ---------------   -----------   ---------------
Under option at June 30, 1998.......  6,833,498       $20.52         1,253,459        $ 2.56
Options granted in fiscal 1999......  1,236,109       $16.16           171,663        $17.08
Options cancelled in fiscal 1999....   (151,583)      $ 3.56
                                      ---------
Under option at June 30, 1999.......  7,918,024       $20.44         2,608,990        $ 4.02
Options granted in fiscal 2000......  2,178,169       $17.05           314,081        $13.49
Options exercised in fiscal 2000....   (920,014)      $ 3.30
Options cancelled in fiscal 2000....   (189,380)      $ 8.60
                                      ---------
Under option at June 30, 2000.......  8,986,799       $21.52         3,460,134        $ 8.58
Options granted in fiscal 2001......  1,358,811       $24.72            80,320        $23.47
Options exercised in fiscal 2001....   (957,059)      $ 5.47
Options cancelled in fiscal 2001....   (138,733)      $10.75
                                      ---------
Under option at June 30, 2001.......  9,249,818       $23.88         3,244,094        $11.08
                                      =========

     The Company granted options for a total of 1,477,820 shares under the following stock option plans: the 1998 Site Option Plan, the 1999 Stock Option Plan and the 1999 Key Stock Incentive Plan. At the time of the Company's IPO in November 1999, the board of directors provided that no additional stock options would be granted under these plans.

     In October 1999, the board of directors approved the adoption of the 1999 Stock Incentive Plan (the "Incentive Plan") for employees and authorized the compensation committee of the board of directors to administer the Incentive Plan under which options, restricted stock, and other stock-based awards for a maximum of 2,500,000 shares of Class A Common Stock could be issued. In October 2000, the board of directors approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance to 4,500,000 shares of Class A Common Stock. The Company's stockholders approved this amendment in November 2000. To the extent that all or part of a stock-based award issued under the Incentive Plan is cancelled, the related shares are available for future award grants. As of June 30, 2001 the Company has granted options for 2,758,500 shares.

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During fiscal 2000, the Company granted options for 45,000 shares of Class A Common Stock to certain non-employees which vest over a three year period. The Company recorded approximately $62,000 and $77,000 of expenses related to the issuance of these options at June 30, 2000 and 2001, respectively.

     During fiscal 2001, the Company granted options for 10,000 shares of Class A Common Stock to certain non-employees which vest over a three year period. The Company will record approximately $120,000 of expense related to the issuance of these options over the three year vesting period.

     In fiscal 2001, the Company modified a stock option award relating to approximately 11,000 shares held by an employee and recognized a $234,000 non-cash charge resulting from this modification. An additional modification to approximately 38,000 shares was made for certain former Edison employees who were allowed to retain their stock options and vesting rights beyond their separation date. A charge of $181,000 was recognized in fiscal 2001.

     The following table summarizes information about stock options outstanding at June 30, 2001:

                                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                         -------------------------------------   ------------------------
                                                        WEIGHTED
                                                        AVERAGE      WEIGHTED                   WEIGHTED
                                                       REMAINING    AVERAGE OF                 AVERAGE OF
RANGE OF                                   SHARES      CONTRACTED    EXERCISE      SHARES       EXERCISE
EXERCISE PRICES                          OUTSTANDING      LIFE        PRICES     EXERCISABLE     PRICES
---------------                          -----------   ----------   ----------   -----------   ----------
$2.50..................................     909,203       3.87        $ 2.50        901,314      $ 2.50
$3.00 - $8.00..........................     613,797       6.52        $ 4.96        456,797      $ 4.44
$12.30.................................   1,267,306       8.08        $12.30        530,690      $12.30
$14.25 - $16.00........................     794,056       6.68        $15.90        772,225      $15.95
$20.00 - $21.31........................   1,336,046       9.06        $20.81        182,547      $20.75
$22.00 - $25.88........................   1,612,220       9.11        $24.27        397,884      $22.51
$27.00 - $33.13........................   1,317,191       6.75        $31.87          2,637      $29.90
$56.00.................................   1,400,000       6.46        $56.00             --      $56.00
                                          ---------                               ---------
                                          9,249,818                               3,244,094
                                          =========                               =========

     During the twelve months ending June 30, 2001, the Company issued options for approximately 1,358,811 shares under the Incentive Plan at prices ranging from $12.30 to $33.125 per share.

     The Company, during the fourth quarter of fiscal 1999, made amendments to existing options which resulted in a new measurement date. As a result, stock-based compensation expense was recorded representing the difference between the exercise price of the options and the deemed fair market value of the underlying stock at that time. In this regard, the Company recognized an expense of approximately $22.4 million during 1999 approximately $3.6 million during fiscal 2000 and approximately $983,000 during fiscal 2001 in connection with stock options subject to variable accounting.

     Had compensation cost for the Company's stock option issuances been determined based on the fair value at the grant date for awards in each of the three years ended June 30, 1999, 2000 and 2001 consistent

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share attributable to common stockholders would have been adjusted to the pro forma amounts indicated below:

                                                        YEAR ENDED JUNE 30,
                                             ------------------------------------------
                                                 1999           2000           2001
                                             ------------   ------------   ------------
Net loss attributable to common
  stockholders -- as reported..............  $(50,459,253)  $(36,589,614)  $(38,080,640)
Net loss attributable to common
  stockholders -- pro forma................  $(28,334,780)  $(38,612,431)  $(38,486,252)
Basic and diluted net loss attributable to
  common stockholders per share -- as
  reported.................................  $     (16.24)  $      (1.32)  $      (0.79)
Basic net loss attributable to common
  stockholders per share -- pro forma......  $      (9.12)  $      (1.39)  $      (0.80)

     The fair value of each option grant is estimated on the date of the grant using the "Black-Scholes Option-pricing Model" with the following weighted average assumptions used for grants for each of the years ended June 30, 1999, 2000 and 2001: zero dividend yield; no volatility for fiscal 1999 and 50% for fiscal 2000 and 2001; a weighted average risk-free interest rate of 5.40%, 6.18% and 5.50% respectively; and expected lives of 6.7, 8.86 and 9.46 years, respectively.

     The following table summarizes the weighted-average grant-date fair values of options granted during fiscal 2001:

                                                               EXERCISE PRICE
                                            EXERCISE PRICE     EXCEEDED FAIR     EXERCISE PRICE
                                             EQUALED FAIR         VALUE AT       LESS THAN FAIR
                                           VALUE AT ISSUANCE      ISSUANCE      VALUE AT ISSUANCE
                                           -----------------   --------------   -----------------
Weighted average exercise price of
  options granted during the year........       $24.95               NA              $12.30
Weighted average fair value of options
  granted during the year................       $24.95               NA              $25.88

11.  INCOME TAXES

     There is no provision for federal income taxes for the years ended June 30, 1999, 2000 and 2001, since the Company has incurred net losses. Due to the uncertainty of the Company's ability to realize the tax benefit of such losses, a valuation allowance has been established to equal the total net deferred tax assets.

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of deferred tax assets consist of the following:

                                                                    JUNE 30,
                                                           ---------------------------
                                                               2000           2001
                                                           ------------   ------------
Deferred tax assets:
  Net operating loss carryforward........................  $ 44,030,400   $ 57,340,999
  Accrued liabilities....................................     2,425,004      5,651,544
  Stock options..........................................     9,880,538     10,088,398
  Intangibles............................................       951,596        197,600
  Organizational costs...................................         7,315          1,995
  Property and equipment.................................     1,166,465        853,571
                                                           ------------   ------------
     Total deferred tax assets...........................    58,461,318     74,134,107
Valuation allowance......................................   (58,461,318)   (74,134,107)
                                                           ------------   ------------
     Net deferred tax asset..............................  $         --   $         --
                                                           ============   ============

     At June 30, 2001, the Company had approximately $150 million of net operating loss carryforwards available to reduce its future taxable income. Under current Federal income tax law, approximately $45 million of such carryforwards will expire between 2010 and 2018, approximately $105 million will expire between 2019 and 2021.

     The Company has provided approximately $914,000 in 2001 for state and local tax incomes relating to jurisdictions that require taxes to be recorded on bases other than income.

12.  EMPLOYEE BENEFIT PLANS

     The Company provides a 401(k) and a 403(b) Plan for substantially all full-time employees and teachers. The Company matches each participant's contribution up to 50% of the first $1,000. Participants become fully vested in the match after one year. Contributions to the 401(k) and a 403(b) Plan made by the Company for each of the three years ended June 30, 1999, 2000 and 2001 amounted to $62,876, $186,316, and $334,191, respectively.

13.  COMMITMENTS AND CONTINGENCIES

  LONG TERM LEASE OBLIGATIONS

     The Company has entered into operating leases for five charter school facilities with lease terms in excess of the initial term of the management agreement for the schools operating in those facilities.

     The first facility, currently housing two schools, has been leased for an 18 year term expiring in December 2016. The management agreement to operate in this facility expires in June 2002. The annual lease payment is approximately $1,000,000 per year through fiscal 2016.

     The second facility, currently housing two schools, has been leased for a 15 year term expiring in September 2013. The management agreement to operate in this facility expires in June 2002. The annual lease payment is $782,400 through fiscal 2007 and increases to $932,400 for fiscal 2008 through fiscal 2013.

     The third facility, currently housing one school, has been leased for a 20 year term expiring in June 2020. The management agreement to operate in this facility expires in June 2003. The annual lease payment is $36,000 through fiscal 2020.

     The fourth facility, currently housing two schools, has been leased for a 20 year term expiring in November 2020. The management agreement to operate in this facility expires in June 2005. The annual lease

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

payment is $362,000 per year and increases by 9% in fiscal 2006, 2011 and 2016 resulting in a final year's annual rent of $468,800.

     The fifth facility, currently housing two schools, has been leased for a 20 year term expiring in June 2020. The management agreement to operate in this facility expires in June 2005. The annual lease payment is $689,760 through fiscal 2004 and increases to $877,860 for fiscal 2005 through fiscal 2010 and increases to $1,065,960 for fiscal 2011 through fiscal 2020.

     The Company's lease obligations noted above all exceed the length of the initial management agreement. In the event that the management agreements are not renewed, the Company would be obligated to continue paying rent on the facilities.

  FUNDRAISING AGREEMENT

     Effective June 23, 2000, the Company entered into an agreement (the "Fundraising Agreement") with Alliance Community Schools ("ACS"), an entity that holds charters for the two schools managed by the Company in Ohio, pursuant to which the Company agreed to work together with ACS to raise $4.0 million in capital donations on behalf of ACS. Under the Fundraising Agreement, as amended, the Company is required to transfer its interest in Alliance-Edison, $3.5 million included in other assets at June 30, 2000, to ACS for $1 if (i) ACS raises $2.0 million by June 30, 2002 and (ii) if (a) the Company fails either to raise or contribute $405,000 from sources outside of the Dayton, Ohio area by December 31, 2001, or (b) the Company fails to raise or contribute a total of $2.0 million by June 30, 2002.

  LITIGATION

     The Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's financial position or results of operations.

  EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with certain of its executives. Such agreements may be terminated by either the executive or the Company at any time and provide, among other things, certain termination benefits. As of June 30, 2001, the aggregate termination benefits of the executives and certain other employees approximated $5.8 million.

  GUARANTEES

     The Company has guaranteed certain debt obligations of charter school boards with which it has management agreements. As of June 30, 2001, the Company had provided guarantees totaling approximately $11.6 million. The debt obligations mature from November 2001 to November 2005.

     As of June 30, 2001, the debt obligations of the charter school boards are current. Under the guarantor agreements, the Company is also required to maintain minimum cash balances that may increase under certain circumstances, as well as to satisfy certain financial reporting covenants.

     For fiscal 1999, 2000 and 2001, all covenants as guarantor have been met except that the Company received waivers for June 30, 1999 from one financial institution as of June 30, 1999 due to non-compliance with a covenant that requires maintenance of certain minimum cash balances aggregating to $1.5 million at fiscal year end. This instance of non-compliance was cured on July 5, 1999.

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly data for the years ended June 30, 2001 and 2000 are as follows (dollars in thousands, except for per share amounts):

                                                                      QUARTER
                                                      ----------------------------------------
2001                                                   FIRST      SECOND     THIRD     FOURTH
----                                                  --------   --------   -------   --------
Revenues from educational services..................  $ 64,791   $102,295   $99,604   $109,128
Gross profit contribution...........................     4,260     17,353    17,562     20,991
Loss from operations................................   (20,136)    (3,964)   (7,185)    (9,437)
Net loss............................................   (19,539)    (3,191)   (6,551)    (8,799)
Loss per common share
  Basic and diluted.................................     (0.43)     (0.07)    (0.14)     (0.17)

                                                                      QUARTER
                                                      ----------------------------------------
2000                                                   FIRST      SECOND     THIRD     FOURTH
----                                                  --------   --------   -------   --------
Revenues from educational services..................  $ 41,151   $ 61,596   $61,531   $ 60,300
Gross profit contribution...........................     2,156      9,903     9,981      9,936
Loss from operations................................   (15,472)    (6,208)   (6,571)    (9,694)
Net loss............................................   (15,669)    (6,044)   (6,138)    (8,739)
Loss per common share
  Basic and diluted.................................     (0.46)     (0.16)    (0.14)     (0.20)

16.  SUBSEQUENT EVENTS

  INVESTMENT IN KSIXTEEN LLC

     Effective July 1, 2001, the Company acquired the remaining 65% of the outstanding equity interest of Ksixteen, LLC that it did not own. The purchase price is estimated to be $260,000. The acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition.

                              EDISON SCHOOLS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  ACQUISITION OF LEARNNOW, INC.

     Effective July 3, 2001 the Company acquired 100% of the outstanding shares of LearnNow, Inc. for approximately $29 million in Company stock and $3 million in cash. The acquisition will be accounted for as a purchase and, accordingly, the total purchase price will be allocated to goodwill.

     LearnNow has guaranteed a certain debt obligation of a charter board, with which it has a management agreement, for $2.4 million which matures in May 2004. The charter board is in default as of June 30, 2001, due to non-compliance with a covenant that requires the charter board to maintain all bank accounts with the lender's bank. It is the lender's understanding that this default will be cured by September 28, 2001 and that the loan default may be waived through such date.

     Additionally, in connection with a refinancing by a charter board with which it has a management agreement, LearnNow executed an environmental indemnification agreement with the lender pursuant to which LearnNow agreed to indemnify the lender from any liability or obligations related to the presence of any hazardous substance at the charter school site. The Company does not expect that any sums it may have to pay in connection with this liability would have a materially adverse effect on its consolidated financial position, or results of operation for fiscal 2002.

  SELF INSURANCE

     As of August 1, 2001, the Company is partially self insured for general liability, educators' legal liability and workers' compensation. The Company will accrue amounts equal to the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions and changes in actual experience could cause estimates to change.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1*      Sixth Amended and Restated Certificate of Incorporation of
           the Registrant
 3.2*      Second Amended and Restated By-Laws of the Registrant
 4.1**     Specimen common stock certificate
 4.2**     See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of class A common stock of the Registrant
10.1**     1998 Site Option Plan
10.2**#    1999 Stock Option Plan
10.3**#    1999 Key Stock Incentive Plan
10.4**#    1999 Stock Incentive Plan
10.5**     Amended Warrant Purchase Agreement, dated as of June 1,
           1998, between the Registrant and the D2F2 Foundation
10.6**#    Letter Agreement, dated as of June 20, 2000, between the
           Registrant and Benno C. Schmidt, Jr
10.7**#    Letter Agreement, dated as of March 15, 1995, between the
           Registrant and John E. Chubb
10.8**     Preferred Stock Purchase Agreement, dated as of July 2,
           1999, between the Registrant and Apex Online Learning Inc.
10.9**     Amended and Restated Shareholders Agreement, dated as of
           December 16, 1999, between the Registrant, Apex Online
           Learning Inc. and other parties
10.10**    Lease Agreement, dated as of April 4, 1995, between the
           Registrant and 521 Fifth Avenue Associates, as amended on
           June 6, 1996, December 8, 1997 and February 23,2000
10.11**    Office Lease dated as of March 19, 1999, between the
           Registrant and 529 Fifth Company
10.12**#   Management Agreement, dated as of March 14, 1995, between
           the Registrant and WSI Inc., as amended on November 15,
           1996, March 1, 1997 and December 31, 1997
10.13**#   Promissory note, dated as of June 5, 1992, from Benno C.
           Schmidt, Jr. to the Registrant
10.14**#   Promissory note, dated as of January 23, 1996, from Benno C.
           Schmidt to the Registrant
10.15**#   Allonges, dated as of October 4, 1999, to promissory notes, dated as of June 5, 1992 and January 23, 1996, from Benno C.
           Schmidt, Jr. to the Registrant
10.16**#   Form of Letter Agreement between the Registrant and H.
           Christopher Whittle
10.17**#   Letter Agreement, dated as of July 1, 1999, between the
           Registrant and Christopher D. Cerf.
10.18**#   Loan Agreement between the Registrant and WSI Inc.
10.19**    Guaranty of Payment Agreement, dated as of September 3,
           1998, between the Registrant and NCB Development Corporation
10.20**    Guaranty of Payment Agreement, dated as of November 25,
           1997, between the Registrant and BankBoston, N.A.
10.21**    Stock Subscription Warrant, dated as of October 18, 1999,
           issued to TBCC Funding Trust II
10.22*     Preferred Stock Purchase Agreement, dated as of December 16,
           1999, by and between Apex Online Learning Inc., the
           Registrant and other parties
10.23*#    Promissory note, dated April 13, 2000, from H. Christopher
           Whittle to the Registrant
10.24*     Contract of Sale, dated as of January 11, 2000, between the
           Registrant and Castle Senior Living, LLC
10.25*     Letter of Intent, dated as of June 8, 2000, between the
           Registrant and IBM
10.26*     License Agreement, dated as of June 12, 2000, between the
           Registrant and IBM
10.27*     Letter of Intent, dated as of April 10, 2000, between the
           Registrant and the Museum of African Art

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.28*     Term Lease Master Agreement, dated as of May 1, 2000,
           between the Registrant and Global Lyceum, Inc.
10.29*#    Promissory Note dated as of June 9, 2000 from Manuel J.
           Rivera to the Registrant
10.30****  Agreement, dated as of June 29, 2000, between the Registrant and IBM Credit Corporation
10.31****  Fundraising Agreement, dated as of June 23, 2000, between the Registrant and Alliance Facilities Management, Inc.
10.32****  Master Development Agreement between the Registrant and
           Ksixteen LLC
10.33****  Master Agreement to Lease Equipment, dated as of June 30,
           2000, between the Registrant and Cisco
10.34****  Limited Liability Company Operating Agreement of Alliance
           Edison LLC
10.35****  Promissory Note, dated as of July 21, 2000, issued by the
           Registrant in the name of Alliance Edison LLC
10.36****  Payment Guaranty, dated as of July 21, 2000, between the
           Registrant and Keybank National Association

---------------

   * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-39516).

  ** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-84177).

 *** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-27817).

**** Incorporated by reference for the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 000-27817)

   # Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.