Form 10-Q
period 2001-09-30
EDISON SCHOOLS INC
filed 2001-11-14
CIK 1089567

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 (1) Yes |X| No |_|       (2) Yes |X| No |_|

 The number of shares outstanding of each of the Registrant's classes of common stock:

                                   51,367,676

 (Number of shares of Class A Common Stock Outstanding as of October 31, 2001)

                                    2,180,972

 (Number of shares of Class B Common Stock Outstanding as of October 31, 2001)

                               EDISON SCHOOLS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                                            Page
                                                                                            ----
PART I. FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
          June 30, 2001 ..................................................................      3
        Condensed Consolidated Statements of Operations for the Three Months Ended
          September 30, 2001 and 2000 (unaudited) ........................................      4
        Condensed Consolidated Statements of Cash Flows for the Three Months Ended
          September 30, 2001 and 2000 (unaudited) ........................................      5
        Notes to Condensed Consolidated Financial Statements (unaudited) .................   6-10
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ..............................................  10-24
        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...............     24
PART II. OTHER INFORMATION
              ITEM 1. LEGAL PROCEEDINGS ..................................................     25
              ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................     25
              ITEM 3. DEFAULTS UPON SENIOR SECURITIES ....................................     25
              ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................     25
              ITEM 5. OTHER INFORMATION ..................................................     25
              ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................     25
                      SIGNATURES .........................................................     26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               EDISON SCHOOLS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   September 30,
                                                                                        2001         June 30,
                                                                                    (Unaudited)        2001
                                                                                   -------------    ---------
ASSETS:
Current assets:
   Cash and cash equivalents ...................................................     $  50,454      $  96,195
   Accounts receivable .........................................................        65,084         62,926
   Notes receivable ............................................................        16,535          7,762
   Other  receivables ..........................................................         5,026          8,751
   Other current assets ........................................................         5,766          3,280
                                                                                     ---------      ---------
      Total current assets .....................................................       142,865        178,914

Property and equipment, net ....................................................       123,951        119,216
Restricted cash ................................................................         9,635          8,524
Notes receivable, less current portion .........................................        61,696         53,812
Other  receivables, less current portion .......................................         4,198          4,456
Stockholder notes receivable ...................................................         9,580          9,452
Investment .....................................................................         8,025          7,768
Other assets ...................................................................        23,405         19,069
Goodwill .......................................................................        33,494             --
                                                                                     ---------      ---------

      Total assets .............................................................     $ 416,849      $ 401,211
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current portion of long term debt ...........................................     $  17,246      $  17,669
   Accounts payable ............................................................        25,292         19,498
   Accrued expenses ............................................................        28,321         26,903
                                                                                     ---------      ---------
      Total current liabilities ................................................        70,859         64,070

Long term debt, less current portion ...........................................        18,002         21,244
Stockholders' notes payable ....................................................         6,611          6,611
Other liabilities ..............................................................           889            826
                                                                                     ---------      ---------
      Total liabilities ........................................................        96,361         92,751
                                                                                     ---------      ---------

Minority interest in subsidiary ................................................           473            480
                                                                                     ---------      ---------

Common stock:
   Class A common, par value $.01; 150,000,000 shares authorized; 51,160,440 and 49,249,005 shares issued and outstanding at September 30, 2001 and
       June 30, 2001, respectively .............................................           511            492
   Class B common, par value $.01; 5,000,000 shares authorized; 2,180,972 and 2,433,126 shares issued and outstanding at September 30, 2001
       and June 30, 2001, respectively .........................................            22             24
Additional paid-in capital .....................................................       495,385        465,938
Unearned stock-based compensation ..............................................        (1,629)        (2,386)
Accumulated deficit ............................................................      (171,748)      (153,599)
Stockholder note and accrued interest receivable ...............................        (2,526)        (2,489)
                                                                                     ---------      ---------
      Total stockholders' equity ...............................................       320,015        307,980
                                                                                     ---------      ---------

      Total liabilities and stockholders' equity ...............................     $ 416,849      $ 401,211
                                                                                     =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                               EDISON SCHOOLS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (In thousands except per share amounts)

                                                                                   (Unaudited)
                                                                                2001          2000
                                                                             ---------      --------
Net revenue ............................................................     $  97,267      $ 64,791

Education and operating expenses:
   Direct site expenses ................................................        87,704        60,531
   Administration, curriculum and development ..........................        16,738        12,117
   Preopening expenses .................................................         3,735         5,235
   Depreciation and amortization .......................................         8,045         7,044
                                                                             ---------      --------
      Total education and operating expenses ...........................       116,222        84,927
                                                                             ---------      --------

      Loss from operations .............................................       (18,955)      (20,136)

Other income (expense):
   Interest income .....................................................         2,386         2,514
   Interest expense ....................................................        (1,411)       (1,193)
   Other ...............................................................             6            19
                                                                             ---------      --------
      Total other ......................................................           981         1,340
                                                                             ---------      --------

      Loss from operations before provision for state and local taxes ..       (17,974)      (18,796)

Provision for state and local taxes ....................................          (175)         (743)
                                                                             ---------      --------

      Net loss .........................................................     $ (18,149)     $(19,539)
                                                                             =========      ========

Per common share data:
   Basic and diluted net loss per share ................................     $   (0.34)     $  (0.43)
                                                                             =========      ========
   Weighted average shares of common stock outstanding used
      in computing basic and diluted net loss per share ................        53,120        45,404
                                                                             =========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                               EDISON SCHOOLS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Dollars in thousands)

                                                                                            (Unaudited)
                                                                                        2001          2000
                                                                                      --------      --------
Cash flows from operating activities:
   Net loss .....................................................................     $(18,149)     $(19,539)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment ....................        7,710         6,225
     Amortization of other costs ................................................          310           205
     Stock-based compensation ...................................................          273           362
     Loss on disposal of property and equipment .................................           --            24
     Interest on stockholder note receivable ....................................          (37)          (56)
     Changes in working capital accounts, exclusive of effects of acquisitions ..       (4,931)       (5,437)
     Other ......................................................................         (263)          (43)
                                                                                      --------      --------
          Cash used in operating activities .....................................      (15,087)      (18,259)
                                                                                      --------      --------

Cash flows from investing activities:
   Additions to property and equipment ..........................................       (4,366)      (20,767)
   Proceeds from disposition of property and equipment, net .....................           --         1,074
   Proceeds from notes receivable and advances due from charter schools .........        2,134           379
   Notes receivable and advances due from charter schools .......................      (18,620)      (15,234)
   Investment in unconsolidated entity ..........................................           --           (35)
   Cash from minority investee ..................................................           --           550
   Business acquisitions, net ...................................................       (3,089)           --
   Other assets .................................................................       (2,068)          852
                                                                                      --------      --------
          Cash used in investing activities .....................................      (26,009)      (33,181)
                                                                                      --------      --------

Cash flows from financing activities:
   Proceeds from issuance of stock and warrants .................................          526        78,858
   Costs in connection with equity financing ....................................           --        (1,282)
   Proceeds from notes payable ..................................................           --         2,625
   Payments on notes payable and capital leases .................................       (4,745)       (3,261)
   Restricted cash ..............................................................         (426)       (2,130)
                                                                                      --------      --------
          Cash (used) provided by financing activities ..........................       (4,645)       74,810
                                                                                      --------      --------

Increase (decrease) in cash and cash equivalents ................................      (45,741)       23,370

Cash and cash equivalents at beginning of period ................................       96,195        52,644
                                                                                      --------      --------

Cash and cash equivalents at end of period ......................................     $ 50,454      $ 76,014
                                                                                      ========      ========

Supplemental disclosure of cash flow information:
          Cash paid during the period for:
          Interest ..............................................................     $  1,308      $  1,214
          Taxes .................................................................     $     23

Supplemental disclosure of non-cash investing and financing activities:
   Property and equipment acquired under capitalized lease obligations ..........     $  1,080
   See note 6 for information on business acqusitions
   Additions to property and equipment included in accounts payable .............     $  6,744      $ 21,433
   Additions to other assets included in accounts payable .......................                   $  2,694

  The accompanying notes are an integral part of these condensed consolidated financial statements

                               EDISON SCHOOLS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

      The unaudited condensed consolidated financial statements have been prepared by Edison Schools Inc. (the "Company") in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring items necessary to present fairly the financial position and results of operations have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, revenues, certain school expenses, useful lives, recoverability of equipment, notes and other financing receivable, deferred income tax valuation allowance, certain accrued expenses and expenses in connection with stock options and warrants; actual results could differ from these estimates.

      Because new schools are opened in the first fiscal quarter of each year, trends in the Company's business, whether favorable or unfavorable, will tend not to be reflected in the Company's quarterly financial results, but will be evident primarily in year-to-year comparisons. The first quarter of our fiscal year has historically reflected less revenue and lower expenses than the other three quarters. We generally have a lower gross site margin in the first fiscal quarter than in the remaining fiscal quarters. We also recognize pre-opening costs primarily in the first and fourth quarters. Summer school revenues and expenses are also recognized in the first and fourth quarters.

2. Description of Business

      The Company manages elementary and secondary public schools under contracts with school districts and charter school boards located in 22 states and Washington, D.C. The Company opened its first four schools in the fall of 1995, and, as of September 30, 2001, is operating 136 schools with approximately 75,000 students.

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

      SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses accounting for goodwill and intangible assets subsequent to their acquisition. In accordance with SFAS142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS 142 as of July 1, 2001.

4. Net Loss Per Share

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

The calculations of basic and fully diluted net loss per share for the three month period ended September 30, 2001 and 2000 are as follows:

                                                             (In thousands except per share amounts)

                                                                         Three Months Ended
                                                                      September     September
                                                                         2001          2000
                                                                         ----          ----
Net Loss ...........................................                  $(18,149)     $(19,539)
                                                                      ========      ========

Class A Common Stock outstanding at beginning
   of period .......................................                    49,249        39,559
Class B Common Stock outstanding at beginning
   of period .......................................                     2,433         3,448

Add:

Issuance of Class A Common Stock
   (on a weighted average basis) ...................                     1,690         2,497
Conversion of Class B Common Stock
   (on a weighted average basis) ...................                      (252)          (99)
                                                                      --------      --------

Weighted average shares of common stock outstanding
   used in computing basic net loss per share ......                    53,120        45,404
                                                                      ========      ========
Basic and fully diluted net loss per share .........                  $  (0.34)     $  (0.43)
                                                                      --------      --------

5. Creation of Edison Receivables Company LLC

      On October 3, 2001, the Company formed Edison Receivables Company LLC ("Edison Receivables") by contributing $10,000 for sole interest in the entity. Edison Receivables was established for the purpose of purchasing and financing certain receivables from Edison Schools Inc.

      In November 2001, Edison Receivables entered into a $35 million revolving credit agreement with Merrill Lynch Mortgage Capital Inc. which will be collateralized by eligible receivables purchased. The line of credit has a term of one year. Interest may be determined on a Eurodollar or prime rate basis at the Company's option and is subject to financial covenants and restrictions. The Company has agreed to pay a commitment fee of 1% per annum on the unused portion of the commitment. The Company has not yet drawn on the facility.

6. Creation of Alva Inc.

      On October 9, 2001, the Company formed Alva Inc. ("Alva") by contributing $1,200,000 for sole ownership of the entity. Alva was established to facilitate the purchase of certain intellectual property.

7. Business Combinations

      Effective July 1, 2001, the Company acquired the remaining 65% outstanding equity interest of Ksixteen, LLC not already owned by it for approximately $260,000 in cash, giving it 100% ownership and enhanced operational efficiencies. The acquisition was accounted for under the purchase method. The purchase price exceeded the fair value of net assets acquired by approximately $806,000, which will be recorded as goodwill and assessed for impairment in accordance with SFAS 141 and 142.

      Effective July 3, 2001 the Company acquired by merger 100% of the outstanding shares of LearnNow, Inc. as a means to enhance its growth prospects. The acquisition was accounted for under the purchase method and included a cash payment of $3.0 million and approximately $29.4 million in Company stock (1,360,954 shares valued based on a ten day average closing price). In connection with the acquisition, the Company assumed liabilities of $2.1 million (primarily accrued expenses, payables and accrued personnel costs); acquired assets of $1.4 million (primarily restricted cash, note receivable and other assets); and incurred acquisition costs of $2.0 million. The allocation of the purchase price resulted in recorded intangibles of approximately $35.0 million. Of this amount it is currently estimated that purchased LearnNow contracts of approximately $2.5 million will be classified as an intangible asset separate from goodwill and will be amortized over 10 years on a straight-line basis. The balance will be classified as goodwill and assessed for impairment in accordance with SFAS 141 and 142.

      At September 30, 2001, there has been no change in the carrying amount of goodwill and no amount is deductible for tax purposes.

      As the Company's quarter ended September 30, 2000 financial statements do not include operations of the recently acquired entities, the following selected pro forma information is being provided to present a summary of the combined results of the Company giving effect to the purchase accounting adjustments as if the acquisitions had occurred as of July 1, 2000. The unaudited pro forma information is for informational purposes only and may not necessarily reflect the results of operations of Edison Schools had the acquired businesses operated as a part of the Company for the quarter ended September 30, 2000.

Pro forma Information
(in thousands, except per share data)  Edison Schools  Acquired Entities   Consolidated
=====================================  ==============  =================   ============
Net revenue .....................      $ 64,791        $ 3,910             $ 68,701
Net loss ........................       (19,539)          (781)             (20,320)
Loss per common share
       Basic and diluted ........                                             (0.44)

8. Stock-Based Compensation

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

9. Notes Receivable

      The Company provides financing in the form of interest and non-interest bearing loans and advances to charter school boards to assist in the purchase or renovation of charter school facilities. Certain of the loans are evidenced by notes and other advances which are made in concert with a management contract or without fixed repayment terms.

      Of the approximately $78.2 million of notes and other financing at September 30, 2001, approximately $63.3 million was collateralized and the $14.9 million balance was uncollateralized and in some cases subordinated to other senior debt. Of the approximately $61.6 million in notes and other financing, net at June 30, 2001, approximately $41.8 million was collateralized and the $19.8 million balance was uncollateralized and in some cases subordinated to other senior debt. Should the Company be required to foreclose on the collateral securing these loans, it may not be able to liquidate the collateral for proceeds sufficient to cover the loans.

      In order for the loans to be repaid, the Company generally assists charter school boards in obtaining third party lender financing. Often third party financing requires the Company to guarantee loans on behalf of these charter schools. A default by any charter school under a credit facility that is guaranteed by the Company may result in a claim against the Company for the full amount of the borrowings.

      Notes receivable consist of the following:

                                               September 30, 2001  June 30, 2001
                                               ------------------  -------------
                                                 (in thousands)
Notes receivable due from charter schools ....       $78,231          $48,617
Other financing due from charter schools .....            --           12,957
                                                     -------          -------
                                                      78,231           61,574
Less, current portion ........................        16,535            7,762
                                                     -------          -------
   Total notes receivable ....................       $61,696          $53,812
                                                     =======          =======

10. Commitments and Contingencies

Long term lease obligations

      The Company has entered into various non-cancelable operating leases for office space and currently leases school sites. These leases expire at various dates through the year 2020. In the event that the management agreements for the schools operating in these facilities are not renewed or are terminated, the Company would be obligated to continue paying rent on the facilities as follows:

Fiscal Year         Lease Obligations
-----------         -----------------
                    (in thousands)
2002                $ 2,378
2003                  3,110
2004                  3,011
2005                  2,821
2006                  3,028
Thereafter           37,400
                    =======
                    $51,748
                    =======

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

Employment Agreements

      The Company has entered into employment agreements with certain of its executives. Such agreements may be terminated by either the executive or the Company at any time and provide, among other things, certain termination benefits. As of September 30, 2001, the aggregate termination benefits of the executives and certain other employees approximated $5.8 million.

Guarantees

      The Company has guaranteed certain debt obligations of charter school boards with which it has management agreements. As of September 30, 2001, the Company had provided guarantees totaling approximately $14.0 million. The debt obligations mature from November 2001 to November 2005.

      As of September 30, 2001, the debt obligations of the charter school boards are current. Under the guarantor agreements, the Company is also required to maintain minimum cash balances that may increase under certain circumstances, as well as to satisfy certain financial reporting covenants. All covenants as guarantor have been met.

      The Company has guaranteed a certain debt obligation of a charter board, with which it has a management agreement, for $2.4 million which matures in May 2004. The charter board was in default as of June 30, 2001, due to non-compliance with a covenant that requires the charter board to maintain all bank accounts with the lender's bank. This instance of non-compliance was cured on September 28, 2001, and all debt obligations of the charter school board are current.

The Company has an agreement to indemnify a charter board lender from any liability or obligations related to the presence of any hazardous substance at a charter school site. The Company does not expect that any sums it may have to pay in connection with this liability would have a materially adverse effect on its consolidated financial position, or results of operation for fiscal 2002.

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

We opened our first four schools in August 1995 and have grown rapidly in every subsequent year, currently serving approximately 75,000 students in 136 schools located in 22 states across the country and the District of Columbia.

      From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of September 30, 2001, our accumulated deficit since November 1996 was approximately $171.7 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. Because of our rapid growth, and in view of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful.

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

      -     Technology, including laptop computers for teachers;

      - Books and other materials to support the Edison curriculum and school design, and

      -     Upgrades in facilities.

Revenue

      Our revenue is principally derived from contractual relationships to manage and operate contract and charter schools. We receive per-pupil revenue from local, state and federal sources, including Title I and special education funding, in return for providing comprehensive education to our students. The per-pupil revenue is generally comparable to the funding spent on other public schools in the area. We recognize revenue for each school pro rata over the 11 months from August through June. Because the amount of revenue we receive for operating each school depends on the number of students enrolled, achieving site-specific enrollment objectives is necessary for satisfactory financial performance at the school. Both the amount of per-pupil revenue and the initial enrollment at each school become known at the beginning of the school year and generally tend not to vary significantly throughout the year. For these reasons, our revenue for each school year is largely predictable at the beginning of the school year. In addition, for the quarter ended September 30, 2001, revenues representing 3.0%, 3.1%, and 3.4% of total revenues were generated through educational consulting contracts, summer school programs, and after-school program fees and food service costs, respectively.

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

Results of Operations

Fiscal Quarter Ended September 30, 2001 Compared to Fiscal Quarter Ended September 30, 2000

      Net Revenue . Our net revenue increased to $97.3 million for the three months ended September 30, 2001 from $64.8 million for the same period of the prior year, an increase of 50.2%. The increase was primarily due to a 31.6% increase in student enrollment from 57,000 in the 2000-2001 school year to 75,000 in the 2001-2002 school year, reflecting both the opening of new schools and the expansion of existing schools. Additionally, a $3.3 and $2.7 million increase resulted from revenue recognized from our summer school program and a consulting engagement, respectively.

      Direct Site Expenses. Our direct site expenses increased to $87.7 million for the three months ended September 30, 2001 from $60.5 million for the same period of the prior year, an increase of 45.0%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 31.6% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $68.2 million for the three months ended September 30, 2001 from $49.3 million for the same period of the prior year.

      Gross Site Contribution and Margin. Our gross site contribution was $9.6 million for the three month period ended September 30, 2001 compared to $4.3 million for the same period of the prior year. The corresponding gross site margin increased to 9.8% for the three months ended September 30, 2001 from 6.6% for the same period of the prior year. The gross site contribution and margin were favorably impacted by $2.7 million of contribution from a consulting engagement. Excluding this consulting revenue, gross site margin would have increased to 7.1%.

      Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $16.7 million for the three months ended September 30, 2001 from $12.1 million for the same period of the prior year, an increase of 38.0%. The increase was substantially due to greater personnel costs resulting from an increase of approximately 146 headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. In addition, we incurred expenses relating to our consulting engagement.

      Pre-opening Expenses. Our pre-opening expenses decreased to $3.7 million for the three months ended September 30, 2001 from $5.2 million for the same period of the prior year, a decrease of 28.9%. This decrease was associated primarily with opening new schools for the 2001-2002 school year, with approximately 18,000 new students enrolled, of which approximately 2,000 students were from existing LearnNow schools, compared to approximately 19,500 new students enrolled in the prior school year.

      Excluding non-cash stock-based compensation charges of $273,000, administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 20.8% for three months ended September 30, 2001 from 26.2% for the prior year.

      Depreciation and Amortization. Our depreciation and amortization increased to $8.0 million for the three months ended September 30, 2001 from $7.0 million for the same period of the prior year, an increase of 14.3%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our enrollment and central office growth.

      Education and Operating Expenses. Our total education and operating expenses as a percentage of total revenue decreased to 119.5% for three months ended September 30, 2001 from 131.1% for the same period of the prior year. This decrease primarily resulted from continued revenue growth and increased operating leverage and a decrease in administration, curriculum and development expenses as a percentage of total revenue.

      EBITDA, Net of Other Charges. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, income tax expense, depreciation and amortization, and stock-based compensation charges. These costs are discussed above. This amount for the three months ended September 30, 2001 was a negative $10.6 million compared to a negative $12.7 million for the same period of the prior year. The improved EBITDA resulted primarily from increased gross site margin and decreased administration, curriculum and development, and pre-opening expenses as a percentage of revenues. On a per-student basis, negative EBITDA improved to $142 in three months ended September 30, 2001 compared to $223 for the same period of the prior year.

      Other Income and Expense. Other income, net was $981,000 for the three months ended September 30, 2001 compared to $1.3 million in the same period of the prior year. The decrease was due to less interest income resulting from lower invested cash balances and increase interest expense from expanded borrowings.

      Net Loss. Our net loss decreased to $18.1 million for the three months ended September 30, 2001 from $19.5 million for the same period of the prior year, a increase of 7.2%.

Liquidity and Capital Resources

      We have historically operated in a negative cash flow position. To date we have financed our cash needs through a combination of equity and debt financing. We intend to enter into debt financing arrangements to finance a substantial portion of our expenditures during fiscal 2002. Although we have successfully obtained necessary financing in the past, there can be no assurance that we will be able to do so, or on favorable terms, in the future.

      In November 2001, we obtained a $35 million revolving credit facility with Merrill Lynch. The financing provides for certain receivables to be sold or contributed to a wholly-owned special purpose company, Edison Receivables Company LLC, which can draw on the credit line to fund the purchases. The line of credit has a term of one year. Interest may be determined on a Eurodollar or prime rate basis at our option and is subject to financial covenants and restrictions. We have agreed to pay a commitment fee of 1% per annum on the unused portion of the commitment. We have not yet drawn on the facility.

      For the three months ended September 30, 2001, we used approximately $15.1 million for operating activities. This use primarily resulted from $18.1 million of net loss and a $4.9 million net decrease in working capital accounts partially offset by depreciation and amortization totaling $8.0 million.

      For the three months ended September 30, 2001, we used approximately $26.0 million in investing activities. During this period, we invested approximately $4.4 million in our schools and central office. This amount includes the investments we made in technology and curriculum in each of the schools we open. We have also advanced funds to our charter board clients or their affiliates to help obtain, renovate and complete school facilities. The amounts advanced for the three months ended September 30, 2001 were approximately $18.6 million. During this same period, we also received approximately $2.1 million in repayments on advances previously made. The Company invested approximately $3.1 million in LearnNow and Ksixteen in connection with the acquisitions. Also, the Company invested approximately $2.1 million in other assets.

      For the three months ended September 30, 2001, we dispersed approximately $4.6 million for our financing activities. This use resulted primarily from the repayment of notes payable and capital lease obligations.

      We expect our cash on hand, borrowings under our revolving credit facility, and borrowings under financing arrangements to finance technology and facilities-related expenditures together with expected reimbursements of advances we have made to charter boards, will be sufficient to meet our working capital needs to operate our existing schools through fiscal 2002. The Company's near term capital needs are generally growth related and are dependent upon the Company's rate of growth and its mix of charter schools and contract schools, as charter schools usually require us to advance funds to help charter boards obtain, renovate and complete school facilities. Our current growth plans for 2002-2003 school year will require us to obtain additional funding.

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

      Capital expenditures for fiscal 2002 are currently expected to be approximately $55.0 million, which includes approximately $27.0 million for computers and other technology at our schools, approximately $16.0 million for curriculum materials, approximately $5.0 million for the purchase and improvement of property at our schools, and $7.0 million for technology, leasehold improvements, and other capital items at our headquarters. Additionally, we expect to make additional advances or loans approximating $45.0 million to new charter board clients to help secure and renovate school properties during the 2001-2002 school year, a portion of which we expect will be refinanced through third parties. In addition, we expect to make charitable donations of approximately $6.0 million to benefit two of our clients.

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

We have a history of losses and expect losses in the future

      We have incurred substantial net losses in every fiscal period since we began operations. For the quarter ended September 30, 2001, our net loss was $18.1 million. As of September 30, 2001, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $171.7 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise capital and continue operations.

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

The success of our business depends on our ability to improve the academic achievement of the students enrolled in our schools, and we may face difficulties in doing so in the future

      We believe that our growth will be dependent upon our ability to demonstrate general improvements in academic performance at our schools. Some of our management agreements contain performance requirements related to test scores. As average student performance at our schools increases, whether due to improvements in achievement over time by individual students in our schools or changes in the average performance levels of new students entering our schools, aggregate absolute improvements in student performance will be more difficult to achieve. If academic performance at our schools declines, is perceived to decline, or simply fails to improve, we could lose business and our reputation could be seriously damaged, which would impair our ability to gain new business or renew existing school management agreements.

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

We may not be able to attract and retain highly skilled principals and teachers in the numbers required to grow our business

      Our success depends to a very high degree on our ability to attract and retain highly skilled school principals and teachers. We hired 31 new principals and approximately 1,700 new teachers to meet the needs of our new and existing schools for the 2001-2002 school year. Currently, there is a well-publicized nationwide shortage of teachers and other educators in the United States. In addition, we may find it difficult to attract and retain principals and teachers for a variety of reasons, including the following:

      o we generally require our teachers to work a longer day and a longer year than most public schools;

      o we tend to have a larger proportion of our schools in challenging locations, such as low-income urban areas, which may make attracting principals and teachers more difficult; and

      o we believe we generally impose more accountability on principals and teachers than do public schools as a whole.

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

We are dependent upon IBM to a large degree to manage our technology infrastructure

      We have selected IBM to provide the computers and related software for use in our schools and classrooms, as well as the networking hardware and network management software necessary to connect our schools nationwide. IBM has performed most of the installation, implementation and integration services necessary for the deployment of this technology for the new schools we opened for the 2000-2001 and 2001-2002 school years. Implementation and integration will continue over time for older schools, with the result that we will operate some schools using the new IBM platform at the same time we operate schools on our existing platform, which is based largely on Apple and other non-IBM technologies. We may face significant difficulties and delays in this complex implementation, as well as difficulties in the transition from our existing system to the new IBM system. Additionally, we may face unforeseen implementation costs. We have also engaged the services of IBM to manage significant portions of our technology function, and any unsatisfactory performance on the part of IBM could seriously impair the operations of our schools. If we experience implementation or transition difficulties or delays, or unexpected costs, our financial performance could be harmed and our reputation could be compromised.

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

We could lose money if we underestimate the real estate costs associated with acquiring or renovating a charter school

      If we incur unexpected real estate cost overruns in acquiring or renovating a charter school, we could lose money in operating the school. Our decision to enter into a management agreement for a charter school, and our estimate of the financial performance of the charter school, is based, in part, on the estimated facility financing cost associated with renovating an existing facility or building a new facility to house the charter school. This cost varies widely from minimal amounts for minor upgrades to larger amounts for a new construction. Each charter school absorbs a portion of its facility financing costs each year through its leasing and similar expenses. If these expenses exceed our estimates for the charter school, the charter school could lose money and our financial results would be adversely affected.

We have advanced and loaned money to charter school boards that may not be repaid

      As of September 30, 2001, we have outstanding loans or advances to charter boards of $78.2 million to finance the purchase or renovation of school facilities we manage. Approximately $14.9 million of these loans, representing 13 schools, are uncollateralized or subordinated to a senior lender. In addition, with respect to the loans that are collateralized, if we were required to foreclose on the collateral securing those loans, we might not be able to liquidate the collateral for proceeds sufficient to cover the loan amount. If any of these advances or loans are not repaid when due, our financial results could be adversely affected.

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

We could become liable for financial obligations of charter boards

      We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. For nine of our charter schools, we have entered into a long-term lease for the school facility that exceeds the current term of the management agreement by as much as 15 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of September 30, 2001, our aggregate future lease obligations totaled $51.7 million, with varying maturities over the next 20 years. In nine of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. As of September 30, 2001 the amount of loans we had guaranteed totaled $14.0 million. In addition, we have generally indemnified our charter school and contract school partners from any liability or damages occurring or allegedly occurring or arising out of any environmental conditions at the school site, if such conditions were caused or created by substances brought on the site by Edison. In connection with the acquisition of LearnNow, the Company assumed an executed environmental indemnification agreement with a lender pursuant to which LearnNow had agreed to indemnify the lender from any liability or obligations related to the presence of any hazardous substance at the charter school site.

Our financial results are subject to seasonal patterns and other fluctuations from quarter to quarter

      We expect our results of operations to experience seasonal patterns and other fluctuations from quarter to quarter. The factors that could contribute to fluctuations, which could have the effect of masking or exaggerating trends in our business and which could hurt the market price of our class A common stock, include:

      o Because new schools are opened in the first fiscal quarter of each year, increases in student enrollment and related revenue and expenses will first be reflected in that quarter. Subsequent to the first quarter, student enrollment is expected to remain relatively stable throughout a school year, and, accordingly, trends in our business, whether favorable or unfavorable, will tend not to be reflected in our quarterly financial results, but will be evident primarily in year-to-year comparisons.

      o We recognize revenue for each school pro rata over the 11 months from August through June, and, except for revenue related to our summer school programs, we recognize no school revenue in July. Most of our site costs are recognized over the 11 months from August through June. For this reason, the first quarter of our fiscal year has historically reflected less revenue and lower expenses than the other three quarters, and we expect this pattern to continue.

      o Our recognition of site-related expenses in the first fiscal quarter is proportionally greater than the revenue recognition because some site expenses are incurred in July and no revenue is recorded in July, with the exception of revenue related to our summer school programs. This results in lower gross site margin in the first fiscal quarter than in the remaining fiscal quarters. We also recognize pre-opening costs primarily in the first and fourth quarters.

      o We recognize revenue from our summer school programs during the first and fourth fiscal quarters. To the extent our summer school program becomes a more significant part of our business, this could significantly alter seasonal patterns.

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

We rely on government funds for specific education programs, and our business could suffer if we fail to comply with rules concerning the receipt and use of the funds

      We benefit from funds from federal and state programs to be used for specific educational purposes. Funding from the federal government under Title I of the Elementary and Secondary Education Act, which provides federal funds for children from low-income families, accounted for approximately 4% of our total revenue for the fiscal year ended June 30, 2001. During the same period, we estimate that funding from other federal and state programs accounted for an additional 10% of our total revenue. A number of factors relating to these government programs could lead to adverse effects on our business:

      o These programs have strict requirements as to eligible students and allowable activities. If we or our school district and charter board clients fail to comply with the regulations governing the programs, we or our clients could be required to repay the funds or be determined ineligible to receive these funds, which would harm our business.

      o If the income demographics of a district's population were to change over the life of our management agreement for a school in the district, resulting in a decrease in Title I funding for the school, we would receive less revenue for operating the school and our financial results could suffer.

      o Funding from federal and state education programs is allocated through formulas. If federal or state legislatures or, in some case, agencies were to change the formulas, we could receive less funding and the growth and financial performance of our business would suffer.

      o Federal, state and local education programs are subject to annual appropriations of funds. Federal or state legislatures or local officials could drastically reduce the funding amount of appropriation for any program, which would hurt our business and our ability to grow.

      o The authorization for the Elementary and Secondary Education Act, including Title I, has expired and this act is being funded by Congress on an interim appropriation basis. If Congress does not reauthorize or continue to provide interim appropriation for the Elementary and Secondary Education Act, we would receive less funding and our growth and financial results would suffer.

      o Most federal education funds are administered through state and local education agencies, which allot funds to school boards and charter boards. These state and local education agencies are subject to extensive government regulation concerning their eligibility for federal funds. If these agencies were declared ineligible to receive federal education funds, the receipt of federal education funds by our school board or charter board clients could be delayed, which could in turn delay our payment from our school board and charter board clients.

      o We could become ineligible to receive these funds if any of our high-ranking employees commit serious crimes.

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

Our officers and directors will exercise significant control over our affairs, which could result in their taking actions of which other stockholders do not approve

      Based upon their holdings at September 30, 2001, our officers and directors and entities affiliated with them together beneficially own 7,544,399 shares of class A common stock and 1,601,197 shares of class B common stock. These shares represent approximately 16.3% of the voting power of the class A common stock, including the ability to elect one of the seven class A directors; approximately 63.5% of the voting power of the class B common stock, including the ability to elect three of the four class B directors; and approximately 29.6% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by our officers and directors and others affiliated with them, 3,401,845 shares of class A common stock and 356,255 shares of class B common stock are subject to options exercisable within 60 days of September 30, 2001. These stockholders, if they act together, will be able to exercise significant influence over all matters requiring approval by our stockholders, including the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change of control is proposed.

      In addition, based upon his holdings as of September 30, 2001, H. Christopher Whittle, our President and Chief Executive Officer and a director, beneficially owns 3,697,697 shares of class A common stock and 1,237,539 shares of class B common stock. These shares represent approximately 9.1% of the voting power of the class A common stock; approximately 52.0% of the voting power of the class B common stock, including the ability to elect two of the four class B directors; and approximately 20.9% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by Mr. Whittle and his affiliates, 1,836,079 shares of class A common stock and 200,862 shares of class B common stock are subject to options exercisable within 60 days of September 30, 2001. Mr. Whittle and his affiliates also own options not exercisable within 60 days of September 30, 2001 covering 2,606,737 shares of class A common stock and 281,675 shares of class B common stock. To the extent Mr. Whittle exercises these options, his voting power will be increased. In addition, if the other holders of class B common stock sell a significant portion of their class B common stock, the voting power of Mr. Whittle's class B common stock will further concentrate. Also, if the other holders of class B common stock reduce their common stock holdings below a specified threshold, then their class B common stock will automatically convert into class A common stock, further increasing Mr. Whittle's voting power. The class B common stock generally converts into class A common stock upon its transfer. However, shares of class B common stock transferred to Mr. Whittle do not automatically convert into class A common stock. Consequently, Mr. Whittle can also increase his voting power by acquiring shares of class B common stock from other stockholders.

Pledges of shares of our common stock by Mr. Whittle could result in voting power shifting to the hands of his lenders

      Based upon their holdings as of September 30, 2001, Mr. Whittle and WSI Inc., a corporation controlled by Mr. Whittle, directly or indirectly own 2,659,321 shares of class A common stock and 1,122,163 shares of class B common stock, including an aggregate of 761,625 shares of class A common stock and 84,625 shares of class B common stock which represents WSI's interest in a limited partnership and a limited liability company that hold Edison stock. These figures include shares issuable upon the exercise of options within 60 days of September 30, 2001. Mr. Whittle and WSI have pledged to Morgan Guaranty Trust Company of New York all of their direct and indirect interests in Edison to secure personal obligations. These obligations become due in February 2003 and interest on these obligations is payable monthly. In addition, Mr. Whittle may not vote his class A common stock and class B common stock on any matter other than the election or removal of directors without Morgan's prior written consent. Of these shares, Morgan allowed WSI to pledge up to 400,000 shares to other lenders. Upon satisfaction of WSI's obligations to the other lenders, these shares would revert back to being pledged to Morgan. If Mr. Whittle and WSI were to default on their obligations to Morgan and Morgan were to foreclose on its pledge, the class B common stock transferred directly or indirectly to Morgan would be converted into class A common stock. Thereafter, based on holdings as of September 30, 2001, and assuming the shares pledged to the other lenders revert to the Morgan pledge, Morgan, together with its affiliates who are currently stockholders of Edison, would beneficially own 4,987,004 shares of class A common stock, including shares subject to options exercisable within 60 days of September 30, 2001. The holdings of Morgan and its affiliates would then represent 9.2% of the voting power of the class A common stock and 7.7% of the combined voting power. This would enable Morgan to exercise greater influence over corporate matters.

Our stock price may be volatile

      The market price of the class A common stock may fluctuate significantly in response to the risks discussed above, as well as other factors, some of which are beyond our control. These other factors include:

      o     variations in our quarterly operating results;

      o changes in securities analysts' estimates of our financial performance;

      o changes in the public perception of our schools' academic performance;

      o     termination or non-renewal of existing management agreements;

      o     changes in market valuations of similar companies;

      o     future sales of our class A common stock or other securities; and

      o     general stock market volatility.

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

Anti-takeover provisions of Delaware law and our charter and bylaws could prevent or delay a change in control

      Provisions of Delaware law, our charter and our bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that certain investors might be willing to pay in the future for shares of class A common stock, and could have the effect of delaying, deferring or preventing a change in control of Edison. These provisions include:

      o     the high-vote nature of the class B common stock;

      o restrictions on removal of directors, which may only be effected for cause and only by a vote of the holders of 80% of the class of common stock that elected the director;

      o Section 203 of the General Corporation Law of Delaware which could have the effect of delaying transactions with interested stockholders;

      o     a prohibition of stockholder action by written consent; and

      o procedural and notice requirements for calling and bringing action before stockholder meetings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We currently have market risk sensitive instruments related to interest rates. We had outstanding long-term notes payable of $18.0 million at September 30, 2001. Interest rates on the notes are fixed and range from 9.5% to 20.4% per annum and have terms of 36 to 48 months.

   We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

   Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $50.5 million at September 30, 2001. We invest cash mainly in money market accounts and other investment-grade securities. We do not purchase or hold derivative financial instruments for trading purposes.

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

      None

Item 5. Other information

      None

Item 6. Exhibits and Reports on Form 8-K.

      Exhibits:

      10.01 Purchase and Contribution Agreement, dated October 31, 2001, between the Company and Edison Receivables Company LLC.
      10.02 Credit and Security Agreement, dated October 31, 2001, between Edison Receivables Company LLC and Merrill Lynch Mortgage Capital Inc.

Reports on Form 8-K:

      On July 17, 2001, the Company filed a report on Form 8-K announcing that on July 5, 2001, the Company issued a press release regarding its completion of the acquisition of LearnNow, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EDISON SCHOOLS INC.


Date November 14, 2001                  /s/ H. Christopher Whittle
                                            ------------------------------------
                                            H. Christopher Whittle
                                            President, Chief Executive Officer
                                            and Director


Date November 14, 2001                  /s/ Adam Feild
                                            ------------------------------------
                                            Adam Feild
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Accounting Officer )

                                  Exhibit Index

10.01 Purchase and Contribution Agreement, dated October 31, 2001, between the Company and Edison Receivables Company LLC.
10.02 Credit and Security Agreement, dated October 31, 2001, between Edison Receivables Company LLC and Merrill Lynch Mortgage Capital Inc.