Form 10-Q
period 2001-12-31
EDISON SCHOOLS INC
filed 2002-02-14
CIK 1089567

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   51,918,822

  (Number of shares of Class A Common Stock Outstanding as of January 31, 2002)

                                    1,809,191

  (Number of shares of Class B Common Stock Outstanding as of January 31, 2002)

                               EDISON SCHOOLS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001


                                                                                                        PAGE
                                                                                                        ----

PART I. FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets as of December 31, 2001 (unaudited) and
           June 30, 2001 .........................................................................         3
         Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended
           December 31, 2001 and 2000 (unaudited) ................................................         4
         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           December 31, 2001 and 2000 (unaudited) ................................................         5
         Notes to Condensed Consolidated Financial Statements (unaudited) ........................      6-11
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .....................................................     11-27
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......................        27
PART II. OTHER INFORMATION
                 ITEM 1. LEGAL PROCEEDINGS .......................................................        27
                 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ...............................        27
                 ITEM 3. DEFAULTS UPON SENIOR SECURITIES .........................................        27
                 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....................        27
                 ITEM 5. OTHER INFORMATION .......................................................        27
                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ........................................        28
                         SIGNATURES ..............................................................        29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               EDISON SCHOOLS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                    DECEMBER 31,
                                                                                        2001         JUNE 30,
                                                                                    (UNAUDITED)       2001
                                                                                     ---------      ---------
ASSETS:
Current assets:
   Cash and cash equivalents ...................................................     $  52,615      $  96,195
   Accounts receivable .........................................................        60,569         62,926
   Notes receivable ............................................................        19,364          7,762
   Other  receivables ..........................................................         8,924          8,751
   Other current assets ........................................................         6,468          3,280
                                                                                     ---------      ---------
      Total current assets .....................................................       147,940        178,914

Property and equipment, net ....................................................       124,870        119,216
Restricted cash ................................................................         6,614          8,524
Notes receivable, less current portion .........................................        63,224         53,812
Other  receivables, less current portion .......................................         3,284          4,456
Stockholder notes receivable ...................................................         6,687          9,452
Investment .....................................................................         8,025          7,768
Other assets ...................................................................        23,314         19,069
Goodwill .......................................................................        33,494             --
                                                                                     ---------      ---------

      Total assets .............................................................     $ 417,452      $ 401,211
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short-term debt .............................................................     $  20,000      $      --
   Current portion of long term debt ...........................................        18,981         17,669
   Accounts payable ............................................................        17,819         19,498
   Accrued expenses ............................................................        23,791         26,903
                                                                                     ---------      ---------
      Total current liabilities ................................................        80,591         64,070

Long term debt, less current portion ...........................................        16,219         21,244
Stockholders' notes payable ....................................................         6,611          6,611
Other liabilities ..............................................................           954            826
                                                                                     ---------      ---------
      Total liabilities ........................................................       104,375         92,751
                                                                                     ---------      ---------

Minority interest in subsidiary ................................................           458            480
                                                                                     ---------      ---------

Common stock:
   Class A common, par value $.01; 150,000,000 shares authorized; 51,793,929 and
       49,249,005 shares issued and outstanding at December 31, 2001 and
       June 30, 2001, respectively .............................................           518            492
   Class B common, par value $.01; 5,000,000 shares authorized; 1,836,178 and 2,433,126 shares issued and outstanding at December 31, 2001
       and June 30, 2001, respectively .........................................            18             24
Additional paid-in capital .....................................................       496,034        465,938
Unearned stock-based compensation ..............................................        (1,389)        (2,386)
Accumulated deficit ............................................................      (180,008)      (153,599)
Stockholder note and accrued interest receivable ...............................        (2,554)        (2,489)
                                                                                     ---------      ---------
      Total stockholders' equity ...............................................       312,619        307,980
                                                                                     ---------      ---------

      Total liabilities and stockholders' equity ...............................     $ 417,452      $ 401,211
                                                                                     =========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDISON SCHOOLS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                                             (UNAUDITED)
                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                           2001           2000           2001           2000
                                                                        ---------      ---------      ---------      ---------

Net revenue .......................................................     $ 133,342      $ 102,295      $ 230,608      $ 167,086

     Direct site expenses .........................................       113,492         84,942        201,196        145,473
     Administration, curriculum and development ...................        15,737         11,587         32,475         23,704
     Preopening expenses ..........................................         1,471          1,113          5,205          6,348
     Depreciation and amortization ................................         9,881          8,617         17,926         15,661
                                                                        ---------      ---------      ---------      ---------
          Total education and operating expenses ..................       140,581        106,259        256,802        191,186
                                                                        ---------      ---------      ---------      ---------

           Loss from operations ...................................        (7,239)        (3,964)       (26,194)       (24,100)

Other income (expense):
     Interest income ..............................................         2,477          2,592          4,862          5,106
     Interest expense .............................................        (1,557)        (1,241)        (2,968)        (2,434)
     Other ........................................................        (1,795)          (427)        (1,788)          (408)
                                                                        ---------      ---------      ---------      ---------
           Total other ............................................          (875)           924            106          2,264
                                                                        ---------      ---------      ---------      ---------

           Loss from operations before provision for state taxes ..        (8,114)        (3,040)       (26,088)       (21,836)

Provision for state taxes and local taxes .........................          (146)          (151)          (321)          (894)
                                                                        ---------      ---------      ---------      ---------

           Net loss ...............................................     $  (8,260)     $  (3,191)     $ (26,409)     $ (22,730)
                                                                        =========      =========      =========      =========
Per common share data:
     Basic and diluted net loss per share .........................     $   (0.15)     $   (0.07)     $   (0.50)     $   (0.49)
                                                                        =========      =========      =========      =========
     Weighted average shares of common stock outstanding
          used in computing basic and diluted net loss per share...        53,547         47,345         53,334         46,226
                                                                        =========      =========      =========      =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               EDISON SCHOOLS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                                                           (UNAUDITED)
                                                                                        2001          2000
                                                                                    --------      --------
Cash flows from operating activities:
   Net loss ...................................................................     $(26,409)     $(22,730)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment ..................       17,254        14,006
     Amortization of other costs ..............................................          601           394
     Stock-based compensation .................................................          514         1,059
     Loss on disposal of property and equipment ...............................        1,810           458
     Interest on stockholder note receivable ..................................          (65)         (114)
     Changes in working capital accounts, exclusive of effects of acquisitions.       (6,301)      (20,327)
     Other ....................................................................         (277)          (50)
                                                                                    --------      --------
          Cash used in operating activities ...................................      (12,873)      (27,304)
                                                                                    --------      --------

Cash flows from investing activities:
   Additions to property and equipment ........................................      (18,246)      (36,375)
   Proceeds from disposition of property and equipment, net ...................           --         1,074
   Proceeds from notes receivable and advances due from charter schools .......        9,437         7,547
   Notes receivable and advances due from charter schools .....................      (30,442)      (20,932)
   Investment in unconsolidated entity ........................................           --           (35)
   Cash from minority investee ................................................           --           550
   Business acquisitions, net .................................................       (3,287)           --
   Other assets ...............................................................       (2,106)          499
                                                                                    --------      --------
          Cash used in investing activities ...................................      (44,644)      (47,672)
                                                                                    --------      --------

Cash flows from financing activities:
   Borrowings under line of credit ............................................       20,000            --
   Proceeds from issuance of stock and warrants ...............................        1,177        83,302
   Costs in connection with equity financing ..................................           --        (5,089)
   Proceeds from notes payable ................................................           --         5,864
   Payments on notes payable and capital leases ...............................       (9,623)       (6,865)
   Restricted cash ............................................................        2,383        (2,330)
                                                                                    --------      --------
          Cash provided by financing activities ...............................       13,937        74,882
                                                                                    --------      --------

Decrease in cash and cash equivalents .........................................      (43,580)          (94)

Cash and cash equivalents at beginning of period ..............................       96,195        52,644
                                                                                    --------      --------

Cash and cash equivalents at end of period ....................................     $ 52,615      $ 52,550
                                                                                    ========      ========

Supplemental disclosure of cash flow information:
          Cash paid during the period for:
               Interest .......................................................     $  2,712      $  2,434
               Taxes ..........................................................     $    304

Supplemental disclosure of non-cash investing and financing activities:
   Property and equipment acquired under capitalized lease obligations ........     $  5,910         8,138
   See note 8 for information on business acquisitions
   Additions to property and equipment included in accounts payable ...........     $    307      $ 10,343
   Additions to other assets included in accounts payable .....................                   $  2,694


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDISON SCHOOLS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared by Edison Schools Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring items necessary to present fairly the financial position and results of operations have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

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

2.       DESCRIPTION OF BUSINESS

         The Company manages elementary and secondary public schools under contracts with school districts and charter school boards located in 22 states and Washington, D.C. The Company opened its first four schools in the fall of 1995, and, as of December 31, 2001, is operating 136 schools with approximately 75,000 students.

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

3.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The Company adopted SFAS 141 effective July 1, 2001.

         SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses accounting for goodwill and intangible assets subsequent to their acquisition. In accordance with SFAS142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS 142 effective July 1, 2001.

4.       NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares, such as convertible preferred stock, stock options, and warrants, have been excluded from the computation, as their effect is antidilutive for all periods presented.

The calculations of basic and fully diluted net loss per share for the three month and six month periods ended December 31, 2001 and 2000 are as follows:

                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        DECEMBER      DECEMBER      DECEMBER      DECEMBER
                                                          2001          2000          2001          2000
                                                        --------      --------      --------      --------

Net Loss ..........................................     $ (8,260)     $ (3,191)     $(26,713)     $(22,730)
                                                        ========      ========      ========      ========

Class A Common Stock outstanding at beginning
   of period ......................................       51,160        43,949        49,249        39,558
Class B Common Stock outstanding at beginning
   of period ......................................        2,181         3,349         2,433         3,448
Add:
Issuance of Class A Common Stock
  (on a weighted average basis) ...................          551            74         2,249         3,346
Issuance (conversion) of Class B Common Stock
  (on a weighted average basis) ...................         (345)          (27)         (597)         (126)
                                                        --------      --------      --------      --------

Weighted average shares of common stock outstanding
   used in computing basic net loss per share .....       53,547        47,345        53,334        46,226
                                                        ========      ========      ========      ========
Basic and fully diluted net loss per share ........     $  (0.15)     $  (0.07)     $  (0.50)     $  (0.49)
                                                        ========      ========      ========      ========



5.       CREATION OF EDISON RECEIVABLES COMPANY LLC

         On October 3, 2001, the Company formed Edison Receivables Company LLC ("Edison Receivables"), a wholly owned consolidated entity. Edison Receivables was established for the purpose of purchasing and financing certain receivables from the Company.

In November 2001, Edison Receivables entered into a $35.0 million revolving credit agreement with Merrill Lynch Mortgage Capital Inc. which will be collateralized by eligible receivables purchased. The line of credit has a term of one year. Interest may be determined on a Eurodollar or prime rate basis at the Company's option and is subject to financial covenants and restrictions. The Company has agreed to pay a commitment fee of .50% per annum on the unused portion of the commitment. As of December 31, 2001, $20.0 million was outstanding under this line bearing interest at LIBOR plus 1.25% and was collateralized by receivables with a book value of $61.1 million.

6.       CREATION OF ALVA INC.

         On October 9, 2001, the Company formed Alva Inc. ("Alva"), a wholly owned consolidated entity. Alva was established to facilitate the purchase of proprietary educational based software which was purchased on November 2, 2001.

7.       CREATION OF BAYARD RUSTIN CHARTER SCHOOL, LLC

         On December 11, 2001, the Company formed Bayard Rustin Charter School, LLC ("Bayard Rustin"), a wholly owned consolidated entity. Bayard Rustin was established for the purpose of purchasing land in the state of Florida to be used to develop a charter school facility. The land was purchased on December 19, 2001.

8.       BUSINESS COMBINATIONS

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

         Effective July 3, 2001 the Company acquired by merger 100% of the outstanding shares of LearnNow, Inc. as a means to enhance its growth prospects. The acquisition was accounted for under the purchase method and included a cash payment of $3.0 million and approximately $29.4 million in Company stock (1,360,954 shares valued based on a ten day average closing price). In connection with the acquisition, the Company assumed liabilities of $2.1 million (primarily accrued expenses, payables and accrued personnel costs); acquired assets of $1.4 million (primarily restricted cash, note receivable and other assets); and incurred acquisition costs of $2.0 million. The allocation of the purchase price resulted in recorded intangibles of approximately $35.0 million. Of this amount, LearnNow contracts of approximately $2.5 million are classified as an intangible asset separate from goodwill and is being amortized over 10 years on a straight-line basis. The balance is classified as goodwill and assessed for impairment in accordance with SFAS 141 and 142.

         As of December 31, 2001 the carrying amount of the intangible asset was $2,375,000, net of accumulated amortization of $125,000. Amortization expense for the quarter ended December 31, 2001 was $62,500. The aggregate amortization expense for the five succeeding fiscal years will be $250,000 annually.

         At December 31, 2001, there has been no change in the carrying amount of goodwill and no amount is deductible for tax purposes.

         The following selected pro forma information for the six months ended December 31, 2000 is being provided to present a summary of the combined results of the Company giving effect to the purchase accounting adjustments as if the acquisitions had occurred as of July 1, 2000. The unaudited pro forma information is for informational purposes only and may not necessarily reflect the results of operations of Edison Schools had the acquired businesses operated as a part of the Company for the six months ended December 31, 2000.


PRO FORMA INFORMATION
(in thousands, except per share data)       EDISON SCHOOL  ACQUIRED ENTITIES      CONSOLIDATED
-------------------------------------       -------------  -----------------      ------------

Net revenue ............                     $ 167,086       $   7,717            $ 174,813
Net loss ...............                       (22,730)         (5,313)             (28,043)
Loss per common share
       Basic and diluted                                                              (0.61)

9.       STOCK-BASED COMPENSATION

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


10.      NOTES RECEIVABLE

         The Company provides financing in the form of interest and non-interest bearing loans and advances to charter school boards to assist in the purchase or renovation of charter school facilities. Certain of the loans are evidenced by notes and other advances which are made in concert with a management contract or without fixed repayment terms. While loans are typically structured to be repaid over as long as twenty years, in an effort to obtain prepayment, the Company generally assists charter school boards in obtaining third party lender financing. Often third party financing requires the Company to guarantee loans on behalf of these charter schools. A default by any charter school under a credit facility that is guaranteed by the Company may result in a claim against the Company for the full amount of the borrowings.

         The Company, on an ongoing basis, reviews historical operations of the charter schools. Based on the historical operations, the Company believes that the charter boards have the ability to repay the loan obligations as they become due. Where there is evidence that the charter boards may not have the ability to repay the loans, the Company writes down the amount of the loan to an amount the Company believes is recoverable. While the Company has not needed to record a write down for any of these loans, the Company provides no assurance that future charter school operations will continue to generate sufficient cash flows to support the debt obligations.

         Of the approximately $82.6 million of notes and other financing at December 31, 2001, approximately $64.7 million was collateralized and the $17.9 million balance was uncollateralized and in some cases subordinated to other senior debt. Of the approximately $61.6 million in notes and other financing, net at June 30, 2001, approximately $41.8 million was collateralized and the $19.8 million balance was uncollateralized and in some cases subordinated to other senior debt. Should the Company be required to foreclose on the collateral securing these loans, it may not be able to liquidate the collateral for proceeds sufficient to cover the loans.


         Notes receivable consist of the following:

                                            DECEMBER 31, 2001        JUNE 30, 2001
                                            -----------------        -------------
                                                      (IN THOUSANDS)

Notes receivable due from charter schools       $82,588                  $48,617
Other financing due from charter schools             --                   12,957
                                                -------                  -------
                                                 82,588                   61,574
Less, current portion ...................        19,364                    7,762
                                                -------                  -------
   Total notes receivable ...............       $63,224                  $53,812
                                                =======                  =======

11.      COMMITMENTS AND CONTINGENCIES

LONG TERM LEASE OBLIGATIONS

         The Company has entered into various non-cancelable operating leases for office space and currently leases school sites. These leases expire at various dates through the year 2020. In the event that the management agreements for the schools operating in these facilities are not renewed or are terminated, the Company would be obligated to continue paying rent on the facilities as follows:

FISCAL YEAR          LEASE OBLIGATIONS
-----------          -----------------
                     (IN THOUSANDS)
2002                 $ 1,585
2003                   3,110
2004                   3,011
2005                   2,821
2006                   3,028
Thereafter            37,400
                     -------
                     $50,955
                     -------



         In the event of non-renewal or termination, the Company retains the right to sub-lease the property to another tenant. We have one client, representing $14.3 million of the above obligations, where we do not expect to manage its schools after the current school year. The Company believes, based on our review of historical operations and the essential nature of the property, that the charter board will continue to be able to meet its lease obligations to the Company.

FUNDRAISING AGREEMENT

         Effective June 23, 2000, the Company entered into an agreement (the "Fundraising Agreement") with Alliance Community Schools ("ACS"), an entity that holds charters for the two schools managed by the Company in Ohio, pursuant to which the Company agreed to work together with ACS to raise $4.0 million in capital donations on behalf of ACS. Under the Fundraising Agreement, as amended, the Company is required to transfer its interest in Alliance-Edison, $3.5 million included in other assets at December 31, 2001, to ACS for $1 if (i) ACS raises $2.0 million by June 30, 2002 and (ii) if (a) the Company fails either to raise or contribute $405,000 from sources outside of the Dayton, Ohio area by May 31, 2002, or (b) the Company fails to raise or contribute a total of $2.0 million by June 30, 2002.

LITIGATION

         The Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's financial position or results of operations.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain of its executives. Such agreements may be terminated by either the executive or the Company at any time and provide, among other things, certain termination benefits. As of December 31, 2001, the aggregate termination benefits of the executives and certain other employees approximated $5.6 million.

GUARANTEES

         The Company has guaranteed certain debt obligations of charter school boards with which it has management agreements. As of December 31, 2001, the Company had provided guarantees totaling approximately $21.3 million. The debt obligations mature from November 2001 to November 2005. As of December 31, 2001, the charter school boards are current on their repayment of debt obligations. All covenants as guarantor have been met.

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

         From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of December 31, 2001, our accumulated deficit since November 1996 was approximately $180.0 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. Because of our rapid growth, and in view of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful.

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

         We are responsible to our clients for all aspects of the management of our schools including but not limited to the: academic achievement of our students; selection, training and compensation of school personnel; procurement of curriculum and equipment necessary for operations of the school; and the safe operation of our school facilities. We often purchase certain essential services, such as transportation and food service, from third parties and/or from our clients. In addition, we generally arrange for teachers in our contract schools to be paid by clients on our behalf. Where such arrangements exist, the client deducts the amounts they have expended on our behalf from the amount owed to us when remitting payment. Following the guidance of EITF 99-19, we believe we are the primary obligor and have the contractual obligation to provide these services. Accordingly, we record revenue and expenses related to these activities on a gross basis.

         In addition, for the six months ended December 31, 2001, revenues representing 2.1% of total revenues were generated through after-school program fees and food service costs.

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

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 31, 2001 COMPARED TO FISCAL QUARTER ENDED DECEMBER 31, 2000

         Net Revenue. Our net revenue increased to $133.3 million for the three months ended December 31, 2001 from $102.3 million for the same period of the prior year, an increase of 30.3%. The increase was primarily due to a 31.6% increase in student enrollment from 57,000 in the 2000-2001 school year to 75,000 in the 2001-2002 school year, reflecting both the opening of new schools and the expansion of existing schools.

         Direct Site Expenses. Our direct site expenses increased to $113.5 million for the three months ended December 31, 2001 from $84.9 million for the same period of the prior year, an increase of 33.7%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 31.6% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $88.6 million for the three months ended December 31, 2001 from $67.3 million for the same period of the prior year.

         Gross Site Contribution and Margin. Our gross site contribution was $19.9 million for the three month period ended December 31, 2001 compared to $17.4 million for the same period of the prior year. The corresponding gross site margin decreased to 14.9% for the three months ended December 31, 2001 from 17.0% for the same period of the prior year. The decrease in gross site margin was due to more rapidly growing direct site costs than revenue, primarily as a result of disappointing results for one of our new clients in fiscal 2002.

         Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $15.7 million for the three months ended December 31, 2001 from $11.6 million for the same period of the prior year, an increase of 35.3%. The increase was substantially due to greater personnel costs resulting from an increase of approximately 73 headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. In addition, the increase is also impacted by a vendor rebate in the prior period.

         Pre-opening Expenses. Our pre-opening expenses increased to $1.5 million for the three months ended December 31, 2001 from $1.1 million for the same period of the prior year, an increase of 36.4%. The increase is a result of the timing of training for professional development.

         Excluding non-cash stock-based compensation charges of $241,000, administration, curriculum and development and pre-opening expenses as a percentage of revenues increased to 12.7% for three months ended December 31, 2001 from 11.7% for the prior year.

         Depreciation and Amortization. Our depreciation and amortization increased to $9.9 million for the three months ended December 31, 2001 from $8.6 million for the same period of the prior year, an increase of 15.1%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our enrollment and central office growth.

         Education and Operating Expenses. Our total education and operating expenses as a percentage of total revenue increased to 105.4% for three months ended December 31, 2001 from 103.9% for the same period of the prior year. This increase, which resulted from an increase in direct site expenses as a percentage of total revenue offset by a decrease in depreciation and amortization expense as a percentage of total revenue.

         EBITDA, Net of Other Charges. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, income tax expense, depreciation and amortization, and stock-based compensation charges. These costs are discussed above. This amount for the three months ended December 31, 2001 was $2.9 million compared to $5.4 million for the same period of the prior year. The decreased EBITDA resulted primarily from decreased gross site margin and an increase in administration, curriculum and development, and pre-opening expenses as a percentage of revenues. On a per-student basis, EBITDA declined to $38 in three months ended December 31, 2001 compared to $94 for the same period of the prior year.

         Other Income and Expense. Other expense, net was $875,000 for the three months ended December 31, 2001 compared to income of $924,000 in the same period of the prior year. The decrease was due to less interest income resulting from lower invested cash balances, offset by increased interest expense from expanded borrowings, and a charge related to disposal of certain fixed assets.

         Net Loss. Our net loss increased to $8.3 million for the three months ended December 31, 2001 from $3.2 million for the same period of the prior year.

THE SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2000

         Net Revenue. Our net revenue increased to $230.6 million for the six months ended December 31, 2001 from $167.1 million for the same period of the prior year, an increase of 38.0%. The increase was primarily due to a 31.6% increase in student enrollment from 57,000 in the 2000-2001 school year to 75,000 in the 2001-2002 school year, reflecting both the opening of new schools and the expansion of existing schools. Additionally, a $3.3 million and $2.7 million increase resulted from revenue recognized from our summer school program and a consulting engagement, respectively.

         Direct Site Expenses. Our direct site expenses increased to $201.2 million for the six months ended December 31, 2001 from $145.5 million for the same period of the prior year, an increase of 38.3%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 31.6% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $156.7 million for the six months ended December 31, 2001 from $116.6 million for the same period of the prior year.

         Gross Site Contribution and Margin. Our gross site contribution was $29.4 million for the six month period ended December 31, 2001 compared to $21.6 million for the same period of the prior year. The corresponding gross site margin decreased to 12.8% for the six months ended December 31, 2001 from 12.9% for the same period of the prior year. The decrease in gross site margin was due to more rapidly growing direct site costs than revenue, primarily as a result of disappointing results for one of our new clients in fiscal 2002. The gross site contribution and margin were favorably impacted by $2.7 million of revenue from a consulting engagement. Excluding this consulting revenue, gross site margin would have decreased to 11.7%.

         Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $32.5 million for the six months ended December 31, 2001 from $23.7 million for the same period of the prior year, an increase of 37.1%. The increase was substantially due to greater personnel costs resulting from an increase of approximately 73 headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. In addition, we incurred expenses relating to our consulting engagement.

         Pre-opening Expenses. Our pre-opening expenses decreased to $5.2 million for the six months ended December 31, 2001 from $6.3 million for the same period of the prior year, a decrease of 17.5%. This decrease was associated primarily with opening new schools for the 2001-2002 school year, with approximately 18,000 new students enrolled, of which approximately 2,000 students were from existing LearnNow schools, compared to approximately 19,500 new students enrolled in the prior school year.

         Excluding non-cash stock-based compensation charges of $514,000, administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 16.1% for six months ended December 31, 2001 from 17.4% for the prior year.

         Depreciation and Amortization. Our depreciation and amortization increased to $17.9 million for the six months ended December 31, 2001 from $15.7 million for the same period of the prior year, an increase of 14.0%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our enrollment and central office growth.

         Education and Operating Expenses. Our total education and operating expenses as a percentage of total revenue decreased to 111.4% for six months ended December 31, 2001 from 114.4% for the same period of the prior year. This decrease primarily resulted from a decrease in preopening and depreciation and amortization expenses as a percentage of total revenue.

         EBITDA, Net of Other Charges. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, income tax expense, depreciation and amortization, and stock-based compensation charges. These costs are discussed above. This amount for the six months ended December 31, 2001 was a negative $7.8 million compared to a negative $7.4 million for the same period of the prior year. The decreased EBITDA resulted primarily from a decrease in gross site margin offset by decreased administration, curriculum and development, and pre-opening expenses as a percentage of revenues. On a per-student basis, negative EBITDA improved to $103 in six months ended December 31, 2001 compared to $129 for the same period of the prior year.

         Other Income and Expense. Other income, net was $106,000 for the six months ended December 31, 2001 compared to $2.3 million in the same period of the prior year. The decrease was due to less interest income resulting from lower invested cash balances, offset by increased interest expense from expanded borrowings, and a charge related to disposal of certain fixed assets.

         Net Loss. Our net loss increased to $26.4 million for the six months ended December 31, 2001 from $22.7 million for the same period of the prior year, an increase of 16.3%.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically operated in a negative cash flow position. To date we have financed our cash needs through a combination of equity and debt financing. We have or intend to enter into debt financing arrangements to finance a substantial portion of our expenditures during fiscal 2002. Although we have successfully obtained necessary financing in the past, there can be no assurance that we will be able to do so, or on favorable terms, in the future.

         In November 2001, we obtained a $35 million revolving credit facility with Merrill Lynch. The financing provides for certain receivables to be sold or contributed to a wholly-owned special purpose company, Edison Receivables Company LLC, which can draw on the credit line to fund the purchases. The line of credit has a term of one year. Interest may be determined on a Eurodollar or prime rate basis at our option and is subject to financial covenants and restrictions. We have agreed to pay a commitment fee of .50% per annum on the unused portion of the commitment. We have drawn down $20.0 million on this facility as of December 31, 2001.

         For the six months ended December 31, 2001, we used approximately $12.9 million for operating activities. This use primarily resulted from $26.4 million of net loss and a $6.3 million net increase in working capital accounts partially offset by depreciation and amortization totaling $17.9 million and a disposal of certain fixed assets totaling $1.8 million.

         For the six months ended December 31, 2001, we used approximately $44.6 million in investing activities. During this period, we invested approximately $18.2 million in our schools and central office. This amount includes the investments we made in technology and curriculum in each of the schools we opened. We have also advanced funds to our charter board clients or their affiliates to help obtain, renovate and complete school facilities. The amounts advanced for the six months ended December 31, 2001 were approximately $30.4 million. During this same period, we also received approximately $9.4 million in repayments on advances previously made. The Company invested approximately $3.3 million in LearnNow and Ksixteen in connection with the acquisitions. Also, the Company invested approximately $2.1 million in other assets.

         For the six months ended December 31, 2001, we received approximately $13.9 million for our financing activities. This increase resulted primarily from borrowing $20.0 million on our credit facility and approximately $2.4 million release of restricted cash, offset by the repayment of notes payable and capital lease obligations of approximately $9.6 million.

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

         Capital expenditures for fiscal 2002 are currently expected to be approximately $50.0 million, which includes approximately $25.0 million for computers and other technology at our schools, approximately $10.0 million for curriculum materials, approximately $5.0 million for the purchase and improvement of property at our schools, and $10.0 million for technology, leasehold improvements, and other capital items at our headquarters. Additionally, we expect to make additional advances or loans approximating $45.0 million to new charter board clients to help secure and renovate school properties during the 2001-2002 school year, a portion of which we expect will be refinanced through third parties. In addition, we expect to make charitable donations of approximately $6.0 million to benefit two of our clients.

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

WE ARE A YOUNG COMPANY, HAVING OPENED OUR FIRST SCHOOLS IN FISCAL 1996; THIS MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

         We opened our first schools and recorded our first revenue in fiscal 1996. As a result, we have only a six-year operating history on which you can base your evaluation of our business and prospects. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies like us who operate in new and rapidly evolving markets. Our failure to address these risks and uncertainties could cause our operating results to suffer and result in the loss of all or part of your investment.

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES IN THE FUTURE

         We have incurred substantial net losses in every fiscal period since we began operations. For the quarter ended December 31, 2001, our net loss was $8.3 million. As of December 31, 2001, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $180.0 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise capital and continue operations.

THE PRIVATE, FOR-PROFIT MANAGEMENT OF PUBLIC SCHOOLS IS A RELATIVELY NEW AND UNCERTAIN INDUSTRY, AND IT MAY NOT BECOME PUBLICLY ACCEPTED

         Our future is highly dependent upon the development, acceptance and expansion of the market for private, for-profit management of public schools. This market has only recently developed, and we are among the first companies to provide these services on a for-profit basis. We believe the first meaningful example of a school district contracting with a private company to provide core instructional services was in 1992, and we opened our first schools in August 1995. The development of this market has been accompanied by significant press coverage and public debate concerning for-profit management of public schools. We have also had several lawsuits filed against us by parties challenging the involvement of for-profit companies in the management of public schools in their school districts. If this business model fails to gain acceptance among the general public, educators, politicians and school boards, we may be unable to grow our business and the market price of our class A common stock would be adversely affected.

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

         In the future we may provide consulting services to school districts, such as the contract we are currently seeking with the Philadelphia school district. We cannot assure you that we can deliver consulting services successfully or profitably. As a consultant, we would not have control over day-to-day operations in the schools as we do under our typical management agreements in other jurisdictions. Although the district would have no obligation to implement our program, or to accept any proposals we may make, public opinion may nonetheless hold us accountable for the overall performance of the schools throughout the district. If overall academic performance in the district were to decline or fail to improve, our reputation could be harmed, which would make it harder for us to win other business in the future.

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

         It is the nature of our business that virtually all of the new schools we open in any year must be opened within a few weeks of each other at the beginning of the school year. Each new school must be substantially functional when students arrive on the first day of school. This is a difficult logistical and management challenge, and the period of concentrated activity preceding the opening of the school year places a significant strain on our management and operational functions. We expect this strain will increase if we are successful in securing larger numbers of school management agreements or management agreements for a relatively large number of schools in a single school district, such as Philadelphia. If we fail to successfully open schools by the required date, we could lose school management agreements, incur financial losses and our reputation would be damaged. This could seriously compromise our ability to pursue our growth strategy.

         One of our strategies is to seek contracts to manage large clusters of schools in a single school district, such as the arrangement we are pursuing in Philadelphia. The financial and organizational challenges we may encounter managing large clusters of schools are likely to be more complex than those we have faced to date and our financial performance could suffer as a result.


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

         Our management agreements generally have a term of five years. When we expand by adding an additional school under an existing management agreement, the term with respect to that school generally expires at the end of the initial five-year period. We have limited experience in renewing management agreements, and we cannot be assured that any management agreements will be renewed at the end of their term. Of the 11 management agreements that have come up for renewal at the end of the last two school years, two have not been renewed. In addition, a management agreement covering two schools and due to expire at the end of the 2004-2005 school year was terminated early, at the end of the 2000-2001 school year. Six management agreements representing 13 schools, accounting for 12.5% of our total revenue for fiscal 2001, will expire at the end of the 2001-2002 school year. Renewals of four of these agreements are being negotiated, and we do not expect to renew the remaining two. Twelve management agreements representing 28 schools, accounting for 20.2% of our total revenue for fiscal 2001, will expire at the end of the 2002-2003 school year. In addition, management agreements representing 17 schools, accounting for 13.6% of our total revenue for fiscal 2001, are terminable by the school district or charter board at will, with or without good reason, and all of our management agreements may be terminated for cause, including in some cases a failure to meet specified educational standards, such as academic performance based on standardized test scores. In addition, as a result of payment disputes or changes within a school district, such as changes in the political climate, we do from time to time face pressure to permit a school district or charter board to terminate our management agreement even if they do not have a legal right to do so. We may also seek the early termination of, or not seek to renew, a limited number of management agreements in any year. It is likely that each year some management agreements will expire unrenewed or be terminated prior to expiration. If we do not renew a significant number of management agreements at the end of their term, or if management agreements were terminated prior to their expiration, our reputation and financial results would be adversely affected.

OUR MANAGEMENT AGREEMENTS INVOLVE FINANCIAL RISK

         Under our management agreements, we agree to operate a school in return for funding that generally does not vary with our actual costs. To the extent our actual costs under a management agreement exceed our budgeted costs, or our actual revenue is less than planned because we are unable to enroll as many students as we anticipated or for any other reason, we could lose money at that school. In addition, from time to time, we have disagreements with our clients as to the actual amount of, or the method of calculating, the revenue owed to us under the terms of the management agreements, resulting in lower revenue than planned. We are generally obligated by our management agreements to continue operating a school for the duration of the contract even if it becomes unprofitable to do so.

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

         The time between initial contact with a potential contract or charter client and the ultimate opening of a school, and related recognition of revenue, typically ranges between 10 and 20 months. Our sales cycle for contract schools is generally lengthy due to the approval process at the local school board level, the political sensitivity of converting a public school to private management and the need, in some circumstances, for cooperation from local unions. We also have a lengthy sales cycle for charter schools for similar reasons, as well as the need to arrange for facilities to house the school. In addition, we are increasingly presented with potential opportunities to take over the management of several schools in a single district or area at the same time, which likewise have a lengthy sales cycle. The outcome of these opportunities can have a meaningful effect on our rate of growth. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing of new management agreements. Any delay in completing, or failure to complete, management agreements could hurt our financial performance. Any announcements or press speculation concerning the outcomes of these processes may adversely affect the market price of our class A common stock.

         We have also submitted our qualifications to directly manage and provide consulting services to schools in the Philadelphia school district. No contracts for these schools have been awarded and we do not know with any certainty when the selection decisions will be made. We have encountered significant political and legal resistance from individuals and groups who oppose the involvement of for-profit companies in the management of, and the provision of consulting services to, schools in the district. Some of these opponents, including the Philadelphia Federation of Teachers, have filed lawsuits in various Pennsylvania courts seeking to enjoin the execution of any contracts whereby we would provide consulting services to the Philadelphia school district or manage schools in the district. While these plaintiffs' applications for preliminary injunctive relief have been denied by the courts thus far, we can provide no assurance that these plaintiffs, or other new opponents, will not ultimately be successful in obtaining a judgment preventing us from entering into consulting or management contracts with the Philadelphia school district. Furthermore, we can provide no assurance that we will win any consulting or management contracts with the Philadelphia school district and our failure to do so could disappoint investors' expectations and adversely affect the market price of our class A common stock.

         Because we have focused a significant amount of our management and sales efforts in the past several months on Philadelphia, we have not pursued other business as aggressively as we otherwise might have. Accordingly, if we do not win as many schools in Philadelphia as we hope, it may be more difficult for us to meet our growth and financial targets for the 2002-2003 school year.

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

WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOL BOARDS THAT MAY NOT BE
REPAID

         As of December 31, 2001, we have outstanding loans or advances to charter boards of $82.6 million to finance the purchase or renovation of school facilities we manage. Approximately $17.9 million of these loans are uncollateralized or subordinated to a senior lender. In addition, with respect to the loans that are collateralized, if we were required to foreclose on the collateral securing those loans, we might not be able to liquidate the collateral for proceeds sufficient to cover the loan amount. We have a loan outstanding for approximately $9.0 million to one client where we do not expect to manage its schools after the current school year. If any of these advances or loans are not repaid when due, our financial results could be adversely affected.

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

WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

         We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. For nine of our charter schools, we have entered into a long-term lease for the school facility that exceeds the current term of the management agreement by as much as 15 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. It is likely that, with respect to one of our charter school clients where we have entered into a long-term lease, the management agreement will not be renewed at the end of the current school year. Although we believe this client will continue to use the facility and will be able and willing to pay us rent equal to our cost, we cannot provide any assurances in this regard. As of December 31, 2001, our aggregate future lease obligations totaled $51 million, with varying maturities over the next 20 years.

         In nine of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. Our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. As of December 31, 2001 the amount of loans we had guaranteed totaled $21.3 million and the cash collateral provided totaled $0.5 million and is included in restricted cash. In addition, we have generally indemnified our charter school and contract school partners from any liability or damages occurring or allegedly occurring or arising out of any environmental conditions at the school site, if such conditions were caused or created by substances brought on the site by Edison.


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

WE EXPECT OUR MARKET TO BECOME MORE COMPETITIVE

         We expect the market for providing private, for-profit management of public schools will become increasingly competitive. Currently, we compete with a relatively small number of companies which provide these services, and they have to date primarily focused on the operation of charter schools. Some of these companies have begun to compete with us for contract schools. Over the past several months, there has been considerable consolidation in the school management business with the mergers of Advantage Schools Inc. and Mosaica Education Inc., and Beacon Education Management and Chancellor Academies Inc., as well as our own acquisition of LearnNow. This consolidation could intensify the competition we experience. In addition, a variety of other types of companies and entities could enter the market, including colleges and universities, private companies that operate higher education or professional education schools and others. Our existing competitors and these new market entrants could have financial, marketing and other resources significantly greater than ours. We also compete for public school funding with existing public schools, who may elect not to enter into management agreements with private managers or who may pursue alternative reform initiatives, such as magnet schools and inter-district choice programs. In addition, in jurisdictions where voucher programs have been authorized, we will begin to compete with existing private schools for public tuition funds. Voucher programs provide for the issuance by local or other governmental bodies of tuition vouchers to parents worth a certain amount of money that they can redeem at any approved school of their choice, including private schools. If we are unable to compete successfully against any of these existing or potential competitors, our revenues could be reduced, resulting in increased losses.

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

WE MAY INCUR SUBSTANTIAL COSTS IF WE ARE UNABLE TO COMPLETE OUR EDISON CORPORATE HEADQUARTERS PROJECT

         We have purchased property in New York, New York for the purchase price of $10 million, and have entered into an agreement with the Museum of African Art to develop the property for a mixed use project consisting of our new corporate headquarters, a charter school and a facility to house the Museum. We do not have an agreement with any party to operate a charter school on that site. We intend to invest additional amounts in the development and construction of the site as well as arrange project financing. If we are unable or unwilling to proceed with the project for any reason, we may be forced to write off our investment in the project and sell the property, potentially at a loss.

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

IF WE UNDERTAKE ACQUISITIONS, THEY MAY BE EXPENSIVE AND DISRUPTIVE TO OUR BUSINESS AND COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND FUTURE OPERATIONS

         We may in the future acquire complementary companies or businesses. We could face difficulties in integrating these companies, and the acquisitions may not generate the desired revenue, earnings or business synergies. We could face opposition from the charter boards, school districts and teachers unions that work with an acquired company. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In addition, acquisitions could involve significant accounting charges that would adversely affect our reported financial results. If we issue additional equity securities in connection with an acquisition, our stockholders could experience dilution and the market price of our class A common stock may decline.

WE RELY ON GOVERNMENT FUNDS FOR SPECIFIC EDUCATION PROGRAMS, AND OUR BUSINESS COULD SUFFER IF WE FAIL TO COMPLY WITH RULES CONCERNING THE RECEIPT AND USE OF THE FUNDS

         We benefit from funds from federal and state programs to be used for specific educational purposes. Funding from the federal government under Title I of the Elementary and Secondary Education Act, or ESEA, which provides federal funds for children from low-income families, accounted for approximately 4% of our total revenue for the fiscal year ended June 30, 2001. During the same period, we estimate that funding from other federal and state programs accounted for an additional 10% of our total revenue. A number of factors relating to these government programs could lead to adverse effects on our business:

      - These programs have strict requirements as to eligible students, allowable activities, academic performance, remedial action, and staff qualifications. If we or our school district and charter board clients fail to comply with the regulations governing the programs, we or our clients could be required to repay the funds or be determined ineligible to receive these funds, which would harm our business.

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

      - With respect to Title I funding, schools receiving such funding who fail to make adequate yearly progress over a five-year period, as provided by the ESEA, may be required to fundamentally restructure the governance structure or academic program at that school.

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

         Many of our charter school clients apply for federal tax-exempt status. One state in which we currently operate seven charter schools and hope to open additional charter schools in the future requires charter schools to secure federal tax-exempt status. Any failure to receive or delay in receiving federal tax-exempt status by a charter school in that state could jeopardize the school's charter and its ability to repay amounts owed to us. The failure to receive federal tax-exempt status by a charter school in any state could, among other things, inhibit that charter school's ability to solicit charitable contributions or participate in tax-exempt financing.

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

THE OPERATION OF OUR CHARTER SCHOOLS DEPENDS ON THE MAINTENANCE OF THE UNDERLYING CHARTER GRANT

         Our charter schools operate under a charter that is typically granted by a state authority to a third-party charter holder, such as a community group or established non-profit organization. Our management agreement in turn is with the charter holder. If the state charter authority were to revoke the charter, which could occur based on actions of the charter holder outside of our control, we would lose the right to operate that school. In addition, many state charter school statutes require periodic reauthorization. Charter schools accounted for 34.3% and 36.6% of our total revenue in fiscal 2001 and the six months ended December 31, 2001, respectively. If state charter school legislation were not reauthorized or were substantially altered in a meaningful number of states, our business and growth strategy would suffer and we could incur additional losses.

         One of our charter school clients has been placed on probation for a period of 90 days by the state charter authority. This probationary period expires in March 2002. If the charter authority were to revoke that client's charter, we would lose the right to continue to operate that client's schools. That client accounted for 2.7% of our total revenue in fiscal 2001.

         Charter schools are also subject to rules and regulations adopted by the state charter authority. If a state charter authority adopts new regulations, or modifies existing regulations, our ability to manage schools in that state could be adversely affected. For example, in one state where we manage four charter schools, the state charter authority requires that charter schools solicit competitive bids from prospective education managers before engaging the services of a particular manager. Accordingly, in order for us to win new charter school management business in that state, and potentially even to retain the charter management contracts we already have, we would be required to compete with other interested companies in a bidding process and we can offer no assurance that we would be successful in winning that process.

OUR OFFICERS AND DIRECTORS WILL EXERCISE SIGNIFICANT CONTROL OVER OUR AFFAIRS, WHICH COULD RESULT IN THEIR TAKING ACTIONS OF WHICH OTHER STOCKHOLDERS DO NOT APPROVE

         Based upon their holdings at December 31, 2001, our officers and directors and entities affiliated with them together beneficially own 10,109,186 shares of class A common stock and 1,866,217 shares of class B common stock. These shares represent approximately 20.0% of the voting power of the class A common stock, including the ability to elect one of the seven class A directors; approximately 76.2% of the voting power of the class B common stock, including the ability to elect three of the four class B directors; and approximately 35.0% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by our officers and directors and others affiliated with them, 5,990,301 shares of class A common stock and 612,275 shares of class B common stock are subject to options exercisable within 60 days of December 31, 2001. These stockholders, if they act together, will be able to exercise significant influence over all matters requiring approval by our stockholders, including the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change of control is proposed.

         In addition, based upon his holdings as of December 31, 2001, H. Christopher Whittle, our President and Chief Executive Officer and a director, beneficially owns 6,491,030 shares of class A common stock and 1,519,206 shares of class B common stock. These shares represent approximately 13.8% of the voting power of the class A common stock; including the ability to elect one of the seven class A directors; approximately 65.5% of the voting power of the class B common stock, including the ability to elect three of the four class B directors; and approximately 27.2% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by Mr. Whittle and his affiliates, 4,629,412 shares of class A common stock and 489,529 shares of class B common stock are subject to options exercisable within 60 days of December 31, 2001. Mr. Whittle and his affiliates also own options not exercisable within 60 days of December 31, 2001 covering 866,738 shares of class A common stock and 8 shares of class B common stock; to the extent Mr. Whittle exercises these options, his voting power will be increased. In addition, if the other holders of class B common stock sell a significant portion of their class B common stock, the voting power of Mr. Whittle's class B common stock will further concentrate. Also, if the other holders of class B common stock reduce their common stock holdings below a specified threshold, then their class B common stock will automatically convert into class A common stock, further increasing Mr. Whittle's voting power. The class B common stock generally converts into class A common stock upon its transfer. However, shares of class B common stock transferred to Mr. Whittle do not automatically convert into class A common stock. Consequently, Mr. Whittle can also increase his voting power by acquiring shares of class B common stock from other stockholders.

PLEDGES OF SHARES OF OUR COMMON STOCK BY MR. WHITTLE COULD RESULT IN VOTING POWER SHIFTING TO THE HANDS OF HIS LENDERS

         Based upon their holdings as of December 31, 2001, Mr. Whittle and WSI Inc., a corporation controlled by Mr. Whittle, directly or indirectly own 5,452,654 shares of class A common stock and 1,403,830 shares of class B common stock, including an aggregate of 761,625 shares of class A common stock and 84,625 shares of class B common stock which represents WSI's interest in a limited partnership and a limited liability company that hold Edison stock. These figures include shares issuable upon the exercise of options within 60 days of December 31, 2001. Mr. Whittle and WSI have pledged to Morgan Guaranty Trust Company of New York all of their direct and indirect interests in Edison to secure personal obligations. These obligations become due in February 2003 and interest on these obligations is payable monthly. In addition, Mr. Whittle may not vote his class A common stock and class B common stock on any matter other than the election or removal of directors without Morgan's prior written consent. Morgan has allowed Mr. Whittle and WSI to pledge 725,000 shares to other lenders. Upon satisfaction of WSI's obligations to the other lenders, these shares would revert to being pledged to Morgan. If Mr. Whittle and WSI were to default on their obligations to Morgan and Morgan were to foreclose on its pledge, the class B common stock transferred directly or indirectly to Morgan would be converted into class A common stock. Thereafter, based on our knowledge of Morgan's holdings as of December 31, 2001, and assuming the shares pledged to the other lenders revert to the Morgan pledge, Morgan, together with its affiliates who are currently securityholders of Edison, would beneficially own 6,952,928 shares of class A common stock, including shares subject to options exercisable within 60 days of December 31, 2001. The holdings of Morgan and its affiliates would then represent 12.0% of the voting power of the class A common stock and 11.1% of the combined voting power. This would enable Morgan to exercise greater influence over corporate matters.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

         The trading price of our class A common stock may fluctuate significantly in response to the risks discussed above, as well as other factors, some of which are beyond our control. Our stock price may increase or decrease in response to a number of events and factors including:

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We currently have market risk sensitive instruments related to interest rates. We had outstanding long-term notes payable of $16.2 million at December 31, 2001. Interest rates on the notes are fixed and range from 9.4% to 20.4% per annum and have terms of 36 to 48 months.

    We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

    Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $52.6 million at December 31, 2001. We invest cash mainly in money market accounts and other investment-grade securities. We do not purchase or hold derivative financial instruments for trading purposes.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5. OTHER INFORMATION

         On December 18, 2001, the Company amended the employment agreement of
H. Christopher Whittle, the Company's Chief Executive Officer. In consideration of the reduction of his cash compensation to $1 per year, Mr. Whittle was awarded an option to acquire 1,000,000 shares of the Company's class A common stock at $25 per share. Of the shares covered by this option, 200,000 were immediately vested and the remaining shares vest ratably over a 30 month period ending June 30, 2004. Additionally, on January 8, 2002, Mr. Whittle was awarded an option to acquire 800,000 shares of the Company's class A common stock at $25 per share. Of the shares covered by this option, 100,000 were immediately vested and the remaining shares vest ratably over a 30 month period ending June 30, 2004.

         On February 13, 2002, the Company and Benno C. Schmidt Jr., the Company's Chairman, agreed to extend two notes owed to the Company by Mr. Schmidt until June 15, 2002. The current balance on these notes, including outstanding interest, is approximately $3.0 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


Exhibits:

        Exhibit 10.1:   1999 Stock Incentive Plan, As Amended.

        Exhibit 10.2: Letter Agreement, dated as of December 18, 2002, between the Registrant and H. Christopher Whittle.

        Exhibit 10.3: Allonges dated as of February 13, 2002, to promissory notes, dated as of June 5, 1992 and January 23, 1996, from Benno C. Schmidt, Jr. to the Registrant.

Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            EDISON SCHOOLS INC.

Date February 14, 2001                  /s/ H. Christopher Whittle
                                           ------------------------------------
                                            H. Christopher Whittle
                                            President, Chief Executive Officer
                                            and Director

Date February 14,  2001                 /s/ Adam Feild
                                           ------------------------------------
                                            Adam Feild
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Accounting Officer)