Form 10-Q
period 2002-03-31
EDISON SCHOOLS INC
filed 2002-05-17
CIK 1089567

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

              |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      (1) Yes |X| No           (2) Yes |X| No

                 The number of shares outstanding of each of the
                     Registrant's classes of common stock:

                                   52,008,748

   (Number of shares of Class A Common Stock Outstanding as of April 30, 2002)

                                    1,805,132

   (Number of shares of Class B Common Stock Outstanding as of April 30, 2002)

                               EDISON SCHOOLS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                                                                                                 PAGE
                                                                                                                 ----
PART I. FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
           June 30, 2001(restated) ..........................................................................       3
         Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended
           March 31, 2002 (unaudited) and 2001 (restated for the Three Months) ..............................       4
         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           March 31, 2002 and 2001 (unaudited) ..............................................................       5
         Notes to Condensed Consolidated Financial Statements (unaudited) ...................................    6-14
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ................................................................   14-33
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................................      33
PART II. OTHER INFORMATION
         ITEM 1. LEGAL PROCEEDINGS ..........................................................................      33
         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ..................................................      33
         ITEM 3. DEFAULTS UPON SENIOR SECURITIES ............................................................      33
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................................      33
         ITEM 5. OTHER INFORMATION ..........................................................................      33
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...........................................................      33
                 SIGNATURES .................................................................................      35

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               EDISON SCHOOLS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                     (UNAUDITED)
                                                                                                                JUNE 30,
                                                                                             MARCH 31             2001
                                                                                               2002             (RESTATED)*
                                                                                             ---------          ---------
ASSETS:
Current assets:
   Cash and cash equivalents .......................................................         $  45,256          $  96,195
   Accounts receivable .............................................................            65,047             62,926
   Notes receivable ................................................................            21,020              7,762
   Other receivables ...............................................................             9,342              8,751
   Other current assets ............................................................             8,136              3,280
                                                                                             ---------          ---------
      Total current assets .........................................................           148,801            178,914

Property and equipment, net ........................................................           118,797            119,216
Restricted cash ....................................................................             5,400              8,524
Notes receivable, less current portion .............................................            67,168             53,812
Other  receivables, less current portion ...........................................             1,117              4,456
Stockholder notes receivable .......................................................             6,755              9,452
Investment .........................................................................             1,250              7,768
Other assets .......................................................................            31,752             19,069
Goodwill ...........................................................................            32,521                 --
                                                                                             ---------          ---------

      Total assets .................................................................         $ 413,561          $ 401,211
                                                                                             =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short-term debt .................................................................         $  20,000          $      --
   Current portion of long term debt ...............................................            18,381             17,669
   Accounts payable ................................................................            16,074             19,498
   Accrued expenses ................................................................            41,915             30,000
                                                                                             ---------          ---------
      Total current liabilities ....................................................            96,370             67,167

Long term debt, less current portion ...............................................            13,721             21,244
Stockholders' notes payable ........................................................             6,611              6,611
Other liabilities ..................................................................             1,019                826
                                                                                             ---------          ---------
      Total liabilities ............................................................           117,721             95,848
                                                                                             ---------          ---------

Minority interest in subsidiary ....................................................               437                480
                                                                                             ---------          ---------

Common stock:
   Class A common, par value $.01; 150,000,000 shares authorized; 51,996,552 and 49,249,005 shares issued and outstanding at March 31, 2002
       and June 30, 2001, respectively .............................................               520                492
   Class B common, par value $.01; 5,000,000 shares authorized; 1,805,132 and 2,433,126 shares issued and outstanding at March 31, 2002
       and June 30, 2001, respectively .............................................                18                 24
Additional paid-in capital .........................................................           497,959            465,341
Unearned stock-based compensation ..................................................            (1,147)            (2,386)
Accumulated deficit ................................................................          (199,367)          (156,099)
Stockholder note and accrued interest receivable ...................................            (2,580)            (2,489)
                                                                                             ---------          ---------
      Total stockholders' equity ...................................................           295,403            304,883
                                                                                             ---------          ---------

      Total liabilities and stockholders' equity ...................................         $ 413,561          $ 401,211
                                                                                             =========          =========

----------------------
* See Note 2


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDISON SCHOOLS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                   (UNAUDITED)
                                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                 MARCH 31,       2001       MARCH 31,    MARCH 31,
                                                                                   2002       (RESTATED)*     2002          2001
                                                                                 ---------     --------     ---------     ---------
Gross student funding (Note 5)...............................................    $ 131,165     $ 99,604     $ 361,774     $ 266,690
                                                                                 =========     ========     =========     =========

    Net revenue .............................................................    $ 121,904     $ 92,815     $ 327,286     $ 248,652

    Direct site expenses:
         Company paid .......................................................       50,161       41,359       142,043       115,444
         Client paid ........................................................       49,994       33,373       134,395        94,957
    Administration, curriculum and development ..............................       21,485       14,763        53,960        38,467
    Pre-opening expenses ....................................................          402          639         5,608         6,987
    Depreciation and amortization ...........................................        9,776        9,297        27,388        24,289
                                                                                 ---------     --------     ---------     ---------
              Total education and operating expenses ........................      131,818       99,431       363,394       280,144
                                                                                 ---------     --------     ---------     ---------

               Loss from operations .........................................       (9,914)      (6,616)      (36,108)      (31,492)

    Other income (expense):
         Interest income ....................................................        2,527        2,153         7,390         7,259
         Interest expense ...................................................       (1,446)      (1,358)       (4,414)       (3,792)
         Other (Note 12) ....................................................       (7,512)          16        (9,301)         (392)
                                                                                 ---------     --------     ---------     ---------
               Total other ..................................................       (6,431)         811        (6,325)        3,075
                                                                                 ---------     --------     ---------     ---------

    Loss before provision for taxes .........................................      (16,345)      (5,805)      (42,433)      (28,417)

    Provision for state taxes and local taxes ...............................         (514)        (177)         (835)         (864)
                                                                                 ---------     --------     ---------     ---------

                Net loss ....................................................    $ (16,859)    $ (5,982)    $ (43,268)    $ (29,281)
                                                                                 =========     ========     =========     =========
    Per common share data:
          Basic and diluted net loss per share ..............................    $   (0.31)    $  (0.13)    $   (0.81)    $   (0.63)
                                                                                 =========     ========     =========     =========
          Weighted average shares of common stock outstanding
                used in computing basic and diluted net loss per share ......       53,771       47,794        53,477        46,831
                                                                                 =========     ========     =========     =========

-----------------
*  See Note 2


             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               EDISON SCHOOLS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                               (UNAUDITED)
                                                                                                           2002              2001
                                                                                                        --------          ---------
Cash flows from operating activities:
   Net loss ...................................................................................         $(43,268)         $ (29,281)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment ..................................           26,419             22,881
     Amortization of other costs ..............................................................              866                710
     Stock-based compensation .................................................................              755              1,451
     Loss on disposal of property and equipment ...............................................            2,569                457
     Interest on stockholder note receivable ..................................................              (91)              (149)
     Equity loss and impairment of investment in unconsolidated entities ......................            6,518                 --
     Net changes in working capital accounts, exclusive of effects of acquisitions ............           (6,784)           (22,540)
     Other ....................................................................................              (31)              (195)
                                                                                                        --------          ---------
          Cash used in operating activities ...................................................          (13,047)           (26,666)
                                                                                                        --------          ---------

Cash flows from investing activities:
   Additions to property and equipment ........................................................          (16,507)           (43,485)
   Proceeds from disposition of property and equipment, net ...................................               --              1,074
   Proceeds from notes receivable and advances due from charter schools .......................           11,674             10,149
   Notes receivable and advances due from charter schools .....................................          (38,245)           (37,403)
   Investment in unconsolidated entity ........................................................               --                (35)
   Cash from minority investee ................................................................               --                550
   Business acquisitions, net .................................................................           (3,116)                --
   Other assets ...............................................................................           (2,767)               577
                                                                                                        --------          ---------
          Cash used in investing activities ...................................................          (48,961)           (68,573)
                                                                                                        --------          ---------

Cash flows from financing activities:
   Borrowings under line of credit ............................................................           20,000                 --
   Proceeds from issuance of stock and warrants ...............................................            1,811            172,081
   Costs in connection with equity financing ..................................................               --            (11,146)
   Proceeds from notes payable ................................................................               --              6,178
   Payments on notes payable and capital leases ...............................................          (14,340)           (10,972)
   Restricted cash ............................................................................            3,598             (3,206)
                                                                                                        --------          ---------
              Cash provided by financing activities ...........................................           11,069            152,935
                                                                                                        --------          ---------

(Decrease)/Increase in cash and cash equivalents ..............................................          (50,939)            57,696

Cash and cash equivalents at beginning of period ..............................................           96,195             52,644
                                                                                                        --------          ---------

Cash and cash equivalents at end of period ....................................................         $ 45,256          $ 110,340
                                                                                                        ========          =========

Supplemental  disclosure of cash flow information:
Cash paid during the period for:
               Interest .......................................................................         $  4,025          $   4,058
               Taxes ..........................................................................         $    712

Supplemental disclosure of non-cash investing and financing activities:
   Property and equipment acquired under capitalized lease obligations ........................         $  7,530             17,278
   Additions to property and equipment included in accounts payable ...........................         $  4,279          $   1,881
   Additions to other assets included in accounts payable .....................................                           $   2,694
   See note 10 for information on business acquisitions

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

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, revenues, certain school expenses, useful lives, recoverability of equipment, notes and other financing receivable, loss on school contract, deferred income tax valuation allowance, certain accrued expenses and expenses in connection with stock options and warrants; actual results could differ from these estimates.

      Because new schools are opened in the first fiscal quarter of each year, trends in the Company's business, whether favorable or unfavorable, will tend not to be reflected in the Company's quarterly financial results, but will be evident primarily in year-to-year comparisons. The first quarter of the Company's fiscal year has historically reflected less revenue and lower expenses than the other three quarters. The Company generally has a lower gross site margin in the first fiscal quarter than in the remaining fiscal quarters. The Company also recognizes pre-opening costs primarily in the first and fourth quarters. Summer school revenues and expenses are also recognized in the first and fourth quarters.

2.       RESTATEMENT

      On May 14, 2002, Edison Schools concluded and resolved a confidential informal inquiry of its accounting practices and policies undertaken by the staff of the Securities and Exchange Commission ("SEC"). The SEC order agreed to by the Company in connection with the resolution of the informal inquiry does not result in the restatement of any revenue or operating results ("loss from operations and net loss") previously reported in the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. (See Footnote 5 regarding the requirement to retroactively reclassify its statements of operations by offsetting previously reported revenues against expenses of equal amounts pursuant to the adoption of EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred.") These reclassifications do not change previously reported losses from operations and net losses. Additionally, in connection with the SEC inquiry, the Company undertook a comprehensive review of its accounting and determined the need to restate the operating results for the unaudited first and third quarters of fiscal 2001 and to restate certain items of its balance sheets, audited and unaudited, to properly reflect certain liabilities and equity and to record deferred compensation earned in fiscal year prior to June 30, 1998.

      In fiscal 2001, the Company concluded that two of its client contracts would lose money for the remainder of their contract terms. The Company, which had been recognizing these losses as incurred, determined it was appropriate to recognize all of the estimated losses (approxiamately $2.4 million) expected over the remainder of the contracts' terms in the first quarter of 2001 when such estimates losses first became reasonably estimable. Accordingly, the Company restated the first quarter of fiscal 2001 primarily to record losses expected for the remainder of their contract terms on these two client contracts. In addition, the Company included in the restated first quarter of fiscal 2001 certain reclassifications and other previously unrecorded offsetting amounts; such items primarily related to the reversal of excess accrued liabilities (approximately $700,000) and fixed asset costs (approximately $1.0 million) that should have more properly been capitalized. The impact of these net adjustments on the first and third quarters of fiscal 2001 was to increase the net loss in the first fiscal quarter of 2001 by $600,000 and decrease the net loss in the third quarter of 2001 by a similar amount. The Company and its auditors intend to discuss with the SEC's Division of Corporate Finance modifications made to the unaudited fiscal 2001 interim financial statements prior to filing any amended Forms 10-Q for the affected periods. The Company's balance sheet presented herein as of June 30, 2001 and the unaudited interim financial statements for the three months and nine months ended March 31, 2001 have been restated from amounts previously reported to reflect the items discussed in this footnote. As soon as practicable, the Company intends to file an amended Form 10-K for the fiscal year ended June 30, 2001, as well as Forms 10-Q for those interim periods for that fiscal year, to reflect these restatements and the reclassifications discussed in footnote 4 and 5.

      The effects of the restatement and reclassifications on the specific line items of the unaudited consolidated statement of operations for the three and nine months ended March 31, 2001 were as follows:

                                                              THREE MONTHS                    NINE MONTHS
                                                                ENDED                           ENDED
                                                            MARCH 31, 2001                  MARCH 31, 2001
                                                              (UNAUDITED)                    (UNAUDITED)
                                                    -----------------------------   -----------------------------
                                                    AS ORIGINALLY                   AS ORIGINALLY
                                                       REPORTED      AS PRESENTED      REPORTED      AS PRESENTED
                                                       --------      ------------   -------------    ------------
Direct site expenses, before any
  reclassification against revenue (see Note 5)        $ 82,042        $ 81,521        $227,515        $228,439
Depreciation and amortization .................           9,345           9,297          25,006          24,289
Provision for taxes ...........................              --              --           1,071             864
Net loss ......................................           6,551           5,982              --              --


      As mentioned above, as a result of the comprehensive review of the Company's historical financial statements by the Company and its independent auditor, which concluded May 2002, the Company determined the need to restate the prior years amended balance sheets for certain transactions. The restatements are the result of changes to the accounting treatment for a severance arrangement with Benno C. Schmidt, Jr., Chairman of the Board of Directors and a warrant agreement with D2F2, a philanthropic organization as follows:

      In 1992, the Company entered into an initial severance arrangement with Benno C. Schmidt, Jr. that required the Company to make a severance payment in the event he terminated his employment with the Company for any reason other than death. The Company has disclosed the material terms of the severance arrangement, including the amount of the severance payment, in its filings with the SEC. In the past, the Company accounted for this arrangement as a contingent liability and disclosed the amount in the footnotes to the Company's financial statements. The Company now believes that the full amount of the severance should have been accrued upon execution of the agreement. Accordingly, the impact on prior years' balance sheets to reflect this liability and decrease shareholders' equity was $2.5 million, $2.5 million, $3.2 million and $3.2 million at June 30, 1998, 1999, 2000, and 2001, respectively. In addition, the Company reversed an accrual of $700,000 determined to be unnecessary at June 30, 2000. The Company has not paid any amounts pursuant to this severance agreement and Mr. Schmidt remains employed by the Company. Subsequent to March 31, 2002, Mr. Schmidt waived the right to receive the severance amount unless his employment is terminated without cause or he terminates his employment for good reason. Accordingly, the Company expects to reduce liabilities and increase additional paid-in capital by $3.2 million in the quarter ending June 30, 2002.

      In 1998 the Company sold, to D2F2 Foundation, a warrant to purchase approximately 1.9 million shares of Edison's common stock in exchange for aggregate cash proceeds of $2.5 million. This amount was received and properly recorded as restricted cash in the Company's financial statements. The warrant proceeds were required to be used by Edison to provide services to selected schools, as approved from time to time by the philanthropic organization during the five years following the agreement's execution. Under the terms of the warrant, if the full amount of the cash proceeds were not to have been spent by Edison during the five-year period, Edison would be required to return unexpended amounts, and a pro rata portion of the warrant (or shares already issued under the warrant, if applicable) could be canceled or redeemed at Edison's option at their issuance price. The warrant was described in the Company's SEC filings. The Company now believes that the warrant proceeds were incorrectly accounted for as equity on the Company's balance sheet in prior periods rather than being reported as liability until the purchase price was no longer subject to return. As of March 31, 2002, the current liability related to the warrant is less than $600,000. If the remaining $600,000 of restricted cash is used to provide approved services to the selected schools as intended, the liability will be reduced from $600,000 to $0. Edison's restated balance sheets will reflect a liability of approximately $2.5 million, $1.6 million, $1.2 million and $600,000 at June 30, 1998, 1999, 2000, and 2001, respectively for this matter.


      The table below details the effect on the June 30, 2001 balance sheet for these items:

                                       June 30, 2001
                               As Originally
                                  Reported      As Restated
                                  --------        --------
Accrued Expenses                  $ 26,903        $ 30,000
Additional paid-in capital         465,938         465,341
Accumulated deficit                153,599         156,099

3.    DESCRIPTION OF BUSINESS

      The Company manages elementary and secondary public schools under contracts with school districts and charter school boards located in 22 states and Washington, D.C. The Company opened its first four schools in the fall of 1995, and, as of March 31, 2002, is operating 133 schools with approximately 74,000 students.

      The Company provides the education program, recruits and manages personnel, and maintains and operates the facilities at each school it manages. The Company also assists charter school boards in obtaining facilities and the related financing. As compensation for its services, the Company earns gross student funding comparable to the funding spent on other public schools in the school district in which the school is located.

4.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2002, the Emerging Issues Task Force ("EITF") issued EITF 01-14 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." EITF 01-14 clarifies EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," that provides guidance on whether revenues should be presented gross or net of certain costs. After consultation with its independent auditors, the Company believes that EITF 01-14 should be interpreted to require it to present as revenue and expense only those direct site expenses that the Company is primarily obligated to pay.

In accordance with the transition provisions of EITF 01-14, the Company adopted EITF 01-14 effective January 1, 2002 and has reclassified all historical periods to conform with the new presentation (see table below) and, in the interest of transparency, added a "Gross student funding" line to its statement of operations. Edison contracts with districts and charter boards to operate public schools and under such contracts Edison is entitled to funding from local, state and federal sources, including Title I and special educational funding, which represents gross student funding. Gross student funding is not revenue as defined by GAAP and represents the gross contractual funding for the Company's schools before all expenses.

      In November 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer". EITF 01-09 addresses the appropriate income statement characterization of consideration given by a vendor to a customer, specifically whether that consideration should be presented in the vendor's income statements as a reduction of revenue or as an expense. The Company determined that consideration given to two customers was, in effect, an adjustment of the Company's contract price and should be accounted for as a reduction in revenue rather than as an expense subsequent to the promulgation of EITF 01-09. In accordance with the transition provisions of EITF 01-09, the Company adopted EITF 01-09 effective January 1, 2002 and has reclassified all historical periods (see table below) to conform with the new presentation.

      The reclassification effects of EITF 01-14, EITF 01-09 and other immaterial reclassifications on the Company's prior period financial statements is as follows:

                                     THREE MONTHS    NINE MONTHS
                                        ENDED           ENDED
                                       MARCH 31,       MARCH 31,            YEARS ENDED JUNE 30,
                                     ------------     -----------   -----------------------------------
                                         2002            2001        2001          2000         1999
                                      ---------       ---------    ---------    ---------    ---------
Revenue, as previously reported ...   $ 131,165       $ 266,690    $ 375,818    $ 224,578    $ 132,762
   Reclassifications ..............      (9,261)        (18,038)     (25,310)     (15,606)      (7,677)
                                      ---------       ---------    ---------    ---------    ---------
Net revenue .......................   $ 121,904       $ 248,652    $ 350,508    $ 208,972    $ 125,085
                                      =========       =========    =========    =========    =========

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The Company adopted SFAS 141 effective July 1, 2001.

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

5.    REVENUE RECOGNITION

      Revenues are principally earned from contractual agreements to manage and operate contract and charter schools. The Company also earns revenue from summer school and after-school program fees. The Company recognizes revenue for each managed school over the period we perform our service, pro rata over the typical school year, eleven months from August through June, in accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

      The Company is generally responsible to its clients for all aspects of the management of its schools including but not limited to the: academic achievement of the students; selection, training and compensation of school personnel; procurement of curriculum and equipment necessary for operations of the school; and the safe operation of the school facilities. Gross student funding represents the gross contractual funding for our schools before all costs. Net revenue represents gross student funding less costs that we are not primarily obligated to pay. The Company follows the guidance of EITF 99-19 and EITF 01-14 regarding classification of revenues. Specifically, the Company recognizes revenues net of expenses that the Company is not primarily obligated to pay. For the three months and nine months ended March 31, 2002 and 2001, the difference between gross student funding and net revenues consisted of the following costs for which the Company is not primarily obligated to pay:

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        MARCH 31,        MARCH 31,      MARCH 31,        MARCH 31,
                                                           2002            2001            2002             2001
                                                        ---------        ---------      ---------        ---------
Gross student funding ...........................       $ 131,165        $ 99,604       $ 361,774        $ 266,690
   Personnel costs ..............................          (1,462)         (2,440)        (10,672)          (4,559)
   Non-personnel costs* .........................          (7,799)         (4,349)        (23,816)         (13,479)
                                                        ---------        --------       ---------        ---------
Net revenue .....................................       $ 121,904        $ 92,815       $ 327,286        $ 248,652
                                                        =========        ========       =========        =========

* Includes expenses related to services such as facility maintenance, utilities, student transportation, and others for which we are not primarily obligated to pay.

      In many instances, the teachers and other personnel in the Company schools are paid through the clients' payroll systems. Where such arrangements exist, the amounts expended for salaries and other compensation costs for the schools are generally deducted from the amount owed to the Company when payment is made. These amounts are disclosed as "Direct site expenses - client paid" on the Company's statements of operations.

      The Company recognizes per-pupil funding from local, state and federal sources, including Title I and special education funding. On a quarterly basis, the Company records adjustments to revenue, if necessary, for enrollment fluctuations, changes to per-pupil funding estimates, and changes to estimates for federal and state categorical grant funding. Anticipated losses on contracts are charged to earnings when identified.

6.    NET LOSS PER SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares, such as convertible preferred stock, stock options, and warrants, have been excluded from the computation, as their effect is antidilutive for all periods presented. The calculations of basic and fully diluted net loss per share for the three month and nine month periods ended March 31, 2002 and 2001 are as follows:

                                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           MARCH 31,       MARCH 31,    MARCH 31,       MARCH 31,
                                                                             2002            2001         2002            2001
                                                                             ----            ----         ----            ----
Net loss ...........................................................       $(16,859)       $ (5,982)    $(43,268)       $(29,281)
                                                                           ========        ========     ========        ========

Class A Common Stock outstanding at beginning
   of period .......................................................         51,794          44,078       49,249          39,558
Class B Common Stock outstanding at beginning
   of period .......................................................          1,836           3,322        2,433           3,448
Add:
Issuance of Class A Common Stock
  (on a weighted average basis) ....................................            172           1,277        2,423           4,834
Issuance (conversion) of Class B Common Stock
  (on a weighted average basis) ....................................            (31)           (883)        (628)         (1,009)
                                                                           --------        --------     --------        --------

Weighted average shares of common stock outstanding
   used in computing basic net loss per share ......................         53,771          47,794       53,477          46,831
                                                                           ========        ========     ========        ========
Basic and fully diluted net loss per share .........................       $  (0.31)       $  (0.13)    $  (0.81)       $  (0.63)
                                                                           ========        ========     ========        ========

7.    CREATION OF EDISON RECEIVABLES COMPANY LLC

      On October 3, 2001, the Company formed Edison Receivables Company LLC ("Edison Receivables"), a wholly owned consolidated entity. Edison Receivables was established for the purpose of purchasing and financing certain receivables from the Company.

      In November 2001, Edison Receivables entered into a $35.0 million revolving credit agreement with Merrill Lynch Mortgage Capital Inc. which will be collateralized by eligible receivables purchased. The line of credit has a term of one year. Interest may be determined on a Eurodollar or prime rate basis at the Company's option and is subject to financial covenants and restrictions. The Company has agreed to pay a commitment fee of .50% per annum on the unused portion of the commitment. As of March 31, 2002, $20.0 million was outstanding under this line bearing interest at LIBOR plus 1.25% and was collateralized by receivables with a book value of $49.8 million.

8.    CREATION OF ALVA INC.

      On October 9, 2001, the Company formed Alva Inc. ("Alva"), a wholly owned consolidated entity. Alva was established to facilitate the purchase of proprietary educational based software which was purchased on November 2, 2001.

9.    CREATION OF BAYARD RUSTIN CHARTER SCHOOL, LLC

      On December 11, 2001, the Company formed Bayard Rustin Charter School, LLC ("Bayard Rustin"), a wholly owned consolidated entity. Bayard Rustin was established for the purpose of purchasing land in the state of Florida to be used to develop a charter school facility. The land was purchased on December 19, 2001.

10.   BUSINESS COMBINATIONS

      Effective July 1, 2001, the Company acquired the remaining 65% outstanding equity interest of Ksixteen, LLC not already owned by it for approximately $260,000 in cash, giving it 100% ownership and enhanced operational efficiencies. The acquisition was accounted for under the purchase method. The purchase price exceeded the fair value of net assets acquired by approximately $806,000, which was recorded as goodwill and is being assessed for impairment in accordance with SFAS 141 and 142.

      Effective July 3, 2001 the Company acquired 100% of the outstanding shares of LearnNow, Inc. as a means to enhance its growth prospects. During the third quarter of fiscal 2002, the Company finalized its determination of the purchase price and the allocation thereof. The acquisition was accounted for under the purchase method and included a cash payment of $3.0 million and approximately $31.3 million in Company stock (approximately 1.3 million shares). In connection with the acquisition, the Company assumed liabilities of $2.1 million (primarily accrued expenses, payables and accrued personnel costs); acquired tangible assets of $1.7 million (primarily restricted cash, account receivable, note receivable and other assets); and incurred acquisition costs of $1.5 million. The allocation of the purchase price resulted in recorded intangibles of approximately $36.2 million. Of this amount, LearnNow contracts of approximately $4.5 million are classified as an intangible asset separate from goodwill and is being amortized over 15 years on a straight-line basis. The balance is classified as goodwill and assessed for impairment in accordance with SFAS 141 and 142.

      As of March 31, 2002 the carrying amount of the intangible asset was $4,251,250, net of accumulated amortization of $223,750. Amortization expense for the quarter ended March 31, 2002 was $74,583. The aggregate amortization expense for the five succeeding fiscal years will be $298,333 annually.

      At March 31, 2002, there has been no change in the carrying amount of goodwill and no amount is deductible for tax purposes.

      The following selected pro forma information for the nine months ended March 31, 2001 is being provided to present a summary of the combined results of the Company giving effect to the purchase accounting adjustments as if the acquisitions had occurred as of July 1, 2000. The unaudited pro forma information is for informational purposes only and may not necessarily reflect the results of operations of Edison Schools had the acquired businesses operated as a part of the Company for the nine months ended March 31, 2001.


PRO FORMA INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      EDISON SCHOOLS   ACQUIRED ENTITIES    CONSOLIDATED
-------------------------------------                      --------------   -----------------    ------------
Net revenue ....................................             $ 248,652          $ 11,707            $ 260,359
Net loss .......................................               (29,281)           (9,256)             (38,537)
Loss per common share
       Basic and diluted .......................                                                        (0.82)

11.   STOCK-BASED COMPENSATION

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

12.   INVESTMENTS

      During the third quarter of fiscal 2002, the Company recorded a non-cash charge to reduce the carrying value of its 19.7% cost basis investment in privately-held Apex Learning, Inc. to reflect an other-than-temporary decline in value of $6.8 million (representing the excess of carrying value over fair value, which results in a carrying value of $1.3 million as of March 31, 2002). Apex is a company that provides interactive advanced placement courses for high school students over the internet. We determined that our investment was impaired given the terms of a third quarter fiscal 2002 transaction involving Apex equity instruments between two existing investors. Management assessed this impairment to be other than temporary based on the sharp decline in fair value as determined and in consideration of the overall market condition for private equity companies. Prior thereto, the Company had concluded there was not an other than temporary impairment based, in part, on its application of customary valuation techniques which indicated that fair value approximated carrying value. Among the key assumptions included in the valuation were market conditions for educational related companies, trends in Apex operating results and valuations of market comparables.


13.   PHILANTHROPY

      The Company has entered into an agreement with one of its clients whereby it committed to raise $10.5 million in unrestricted philanthropic funds, to be contributed over a two year period ending June 30, 2003. The funds are to be used for schools the Company manages and are to be expended on agreed upon costs including school facility, technology, curriculum material, etc. To date the Company has secured commitments from two philanthropic organizations to contribute approximately $3.9 million and commitments from two senior Company officers for an additional $1.2 million. The Company will amortize its commitment, net of third party donations received, over the contract life (5 years) as a reduction in revenue in accordance with EITF 01-09. Contributions received from senior officers will serve to reduce the Company's obligation and be credit to additional paid-in capital.

14.   NOTES RECEIVABLE

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

      Of the approximately $88.2 million of notes and other financing at March 31, 2002, approximately $68.7 million was collateralized and the $19.5 million balance was uncollateralized and in some cases subordinated to other senior debt. Of the approximately $61.6 million in notes and other financing, net at June 30, 2001, approximately $41.8 million was collateralized and the $19.8 million balance was uncollateralized and in some cases subordinated to other senior debt. Should the Company be required to foreclose on the collateral securing these loans, it may not be able to liquidate the collateral for proceeds sufficient to cover the loans.

      Notes receivable consist of the following:

                                                                     MARCH 31, 2002        JUNE 30, 2001
                                                                     --------------        -------------
                                                                                 (IN THOUSANDS)
         Notes receivable due from charter schools .........              $88,188              $48,617
         Other financing due from charter schools ..........                   --               12,957
                                                                          -------              -------
                                                                           88,188               61,574
         Less, current portion .............................               21,020                7,762
                                                                          -------              -------
            Total notes receivable .........................              $67,168              $53,812
                                                                          =======              =======

15.   COMMITMENTS AND CONTINGENCIES

LONG TERM LEASE OBLIGATIONS

      The Company has entered into various non-cancelable operating leases for office space and currently leases school sites. These leases expire at various dates through the year 2020. In the event that the management agreements for the schools operating in these facilities are not renewed or are terminated, the Company would be obligated to continue paying rent on the facilities as follows:

FISCAL YEAR      LEASE OBLIGATIONS
-----------      -----------------
                 (in thousands)
2002              $   827
2003                3,242
2004                3,039
2005                2,821
2006                3,028
Thereafter         37,441
                  -------
                  $50,398
                  =======

      In the event of non-renewal or termination, the Company retains the right to sub-lease the property to another tenant. The Company has one client, representing $14.0 million of the above obligations, where the Company does not expect to manage its schools after the current school year. The Company believes, based on its review of historical operations and the essential nature of the property, that the charter board will continue to be able to meet its lease obligations to the Company.

FUNDRAISING AGREEMENT

      Effective June 23, 2000, the Company entered into an agreement (the "Fundraising Agreement") with Alliance Community Schools ("ACS"), an entity that holds charters for the two schools managed by the Company in Ohio, pursuant to which the Company agreed to work together with Alliance Facility Management ("AFM"), a party related to ACS, to raise $4.0 million in capital donations on behalf of ACS. Under the Fundraising Agreement, as amended, the Company is required to transfer its interest in Alliance-Edison, $3.5 million included in other assets at March 31, 2002, to ACS for $1 if (i) AFM raises $2.0 million by June 30, 2002 and (ii) if (a) the Company fails either to raise or contribute $405,000 from sources outside of the Dayton, Ohio area by May 31, 2002, or (b) the Company fails to raise or contribute a total of $2.0 million by June 30, 2002. As of March 31, 2002, Edison had not secured any significant contributions and AFM had secured cash contributions of approximately $1.6 million. The Company is currently pursuing discussions to restructure the contingent obligation, however, there can be no assurances that such discussions will reduce the Company's potential obligation under the Funding Agreement.

LITIGATION

      The Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's financial position or results of operations.

EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with certain of its executives. Such agreements may be terminated by either the executive or the Company at any time and provide, among other things, certain termination benefits. As of March 31, 2002, the aggregate termination benefits of the executives was $2.3 million. Additionally, at March 31, 2002, the Company has accrued $3.2 million related to postemployment benefits as noted in footnote 2.

GUARANTEES

      The Company has guaranteed certain debt obligations of charter school boards with which it has management agreements. As of March 31, 2002, the Company had provided guarantees totaling approximately $21.8 million. The debt obligations mature from June 2003 to November 2005. As of March 31, 2002, the charter school boards are current on their repayment of debt obligations. All covenants as guarantor have been met.

      The Company has guaranteed a certain debt obligation of a charter board, with which it has a management agreement, for $2.2 million which matures in May 2004. The charter board was in default as of June 30, 2001, due to non-compliance with a covenant that requires the charter board to maintain all bank accounts with the lender's bank. This instance of non-compliance was cured on September 28, 2001, and all debt obligations of the charter school board are current.

      The Company has an agreement to indemnify a charter board lender from any liability or obligations related to the presence of any hazardous substance at a charter school site. The Company does not expect that any sums it may have to pay in connection with this liability would have a materially adverse effect on its consolidated financial position, or results of operation for fiscal 2002.


16.   SUBSEQUENT EVENTS

      As of May 15, 2002, at least three law firms had announced the filing in the United States District Court for the Southern District of New York of class action lawsuits against the Company and several of its officers on behalf of investors who purchased the Company's securities from November 11, 1999 through May 14, 2002. The lawsuits purportedly allege securities law violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder relating to the Company's financial reporting. The complaints in these lawsuits have not yet been served on the Company and the Company has not yet had a chance to substantively review the complaints. The Company intends to vigorously defend these lawsuits. However, there can be no assurance that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company's financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. Such litigation could also substantially divert the attention of the Company's management and its resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm the Company's ability to compete in its marketplace.


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

      On May 14, 2002, the U.S. Securities and Exchange Commission issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C,
Making Finding, and Imposing a Cease-and-Desist Order pursuant to a settlement Offer made by the Company. The SEC order was the result of a confidential informal inquiry instituted by the SEC in February 2002 into the Company's accounting policies and procedures. The SEC order concludes the inquiry by the SEC's Enforcement Division. Edison and our independent auditors intend to discuss with SEC's Corporation Finance Division modifications made to the unaudited financial statements prior to filing any amendments to our interim reports on Form 10-Q.


OVERVIEW

      We are the nation's largest private operator of public schools serving students from kindergarten through 12th grade. We contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for gross student funding that is generally comparable to that spent on other public schools in the area. We opened our first four schools in August 1995 and have grown rapidly in every subsequent year, currently serving approximately 74,000 students in 133 schools located in 22 states across the country and the District of Columbia.

      From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of March 31, 2002, our accumulated deficit since November 1996 was approximately $199.4 million. In addition, prior to

November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. Because of our rapid growth, and in view of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful.

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

      - Books and other materials to support the Edison curriculum and school design; and

      -     Upgrades in facilities.

GROSS STUDENT FUNDING

      Gross student funding represents the gross contractual funding for our schools before all expenses. The difference between gross student funding and net revenues consisted of costs for which Edison is not primarily obligated to pay.

      Gross student funding is not revenue as defined by generally accepted accounting principals.

NET REVENUE

      Revenues are principally earned from contractual relationships to manage and operate contract and charter schools. We also earn revenue from summer school and after-school program fees. We recognize revenue for each managed school pro rata over the eleven months from August through June, typically the period over which we perform our services, in accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

      We are generally responsible to our clients for all aspects of the management of our schools including but not limited to the: academic achievement of our students; selection, training and compensation of school personnel; procurement of curriculum and equipment necessary for operations of the school; and the safe operation of the school facilities. Gross student funding represents the gross contractual funding for our schools before all costs. Net revenue represents gross student funding less costs that we are not primarily obligated to pay. We follow the guidance of EITF 99-19 and EITF 01-14 regarding classification of revenues. Specifically, we recognize revenue net of expenses that we are not primarily obligated to pay.

      In many instances, the teachers and other personnel in our schools are paid through the clients' payroll systems. Where such arrangements exist, the amounts expended for salaries and other compensation costs for our schools are generally deducted from the amount owed to us when payment is made. These amounts are disclosed as "Direct site expenses - client paid" on our statements of operations.

      We recognize per-pupil funding from local, state and federal sources, including Title I and special education funding, which we define as "Gross Student Funding." On a quarterly basis, we record adjustments to revenue, if necessary, for enrollment fluctuations, changes to per-pupil funding estimates, and changes to estimates for federal and state categorical grant funding. Anticipated losses on contracts are charged to earnings when identified.

      In January 2002, the Emerging Issues Task Force ("EITF") issued EITF 01-14 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." EITF 01-14 clarifies EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," which provides guidance on whether revenues should be presented gross or net of certain costs. After consultation with our independent auditors, we believe that EITF 01-14 should be interpreted to require us to present as revenue and expense only those direct site expenses that we are primarily obligated to pay. In accordance with the transition provisions of EITF 01-14, we adopted EITF 01-14 effective January 1, 2002 and have reclassified all historical periods to conform with the new presentation (see table below) and, in the interest of transparency, added a "gross student funding" line to its statement of operations; gross student funding is not revenue as defined by GAAP.

      In November 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer." EITF 01-09 addresses the appropriate income statement characterization of consideration given by a vendor to a customer, specifically whether that consideration should be presented in the vendor's income statements as a reduction of revenue or as an expense. We determined that consideration given to two customers was, in effect, an adjustment of our contract price and should be accounted for as a reduction in revenue rather than as an expense subsequent to the promulgation of EITF 01-09. In accordance with the transition provisions of EITF 01-09, we adopted EITF 01-09 effective January 1, 2002 and have reclassified all historical periods (see table below) to conform with the new presentation.

      The reclassification effects of EITF 01-14, EITF 01-09 and other immaterial reclassifications on our prior period financial statements is as follows:


                         THREE MONTHS NINE MONTHS
                            ENDED       ENDED
                          MARCH 31,   MARCH 31,       YEARS ENDED JUNE 30,
                          --------------------  -------------------------------
                            2002        2001       2001       2000      1999
                          ---------  ---------  ---------  ---------  ---------
Revenue, as previously
   reported ............  $ 131,165  $ 266,690  $ 375,818  $ 224,578  $ 132,762
  Reclassifications ....     (9,261)   (18,038)   (25,310)   (15,606)    (7,677)
                          ---------  ---------  ---------  ---------  ---------
Net revenue ............  $ 121,904  $ 248,652  $ 350,508  $ 208,972  $ 125,085
                          =========  =========  =========  =========  =========

DIRECT EXPENSES

      Direct site expenses include most of the expenses incurred on-site at our schools. The largest component of this expense is salaries and wages, primarily for principals and teachers, which are often paid for by our clients on our behalf, in which case they are disclosed as "direct site expense--client paid". The remaining direct site expenses include on-site administration, facility maintenance, utilities and, in some cases, student transportation. Once staffing levels for the school year are determined, these expenses are relatively fixed and, accordingly, variations in enrollment will generally not change the overall cost structure of a school for that year. Direct site expenses do not include teacher training and other pre-opening expenses associated with new schools, financing costs or depreciation and amortization related to technology, including computers for teachers and students, curriculum materials and capital improvements to school buildings.

GROSS SITE CONTRIBUTION AND GROSS SITE MARGIN

      We define gross site contribution as net revenue less direct site expenses. Gross site margin is gross site contribution expressed as a percentage of net revenue. Gross site contribution is a measurement of ongoing site-level operating performance of our schools. We believe it serves as a useful operating measurement when evaluating our schools' financial performance. Gross site margins vary considerably from school to school and sometimes year-to-year for the same school. Gross site contribution does not reflect all site-related costs, including depreciation and amortization or interest expense and principal repayment related to site-level investments, or on-site pre-opening expenses, and accordingly gross site contribution does not represent site-level profitability.

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

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 2002 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 2001 (Restated)

      Net Revenue. Our net revenue increased to $121.9 million for the three months ended March 31, 2002 from $92.8 million for the same period of the prior year, an increase of 31.4%. The increase was primarily due to a 29.8% increase in student enrollment from 57,000 in the 2000-2001 school year to 74,000 in the 2001-2002 school year, reflecting both the opening of new schools and the expansion of existing schools.

      Direct Site Expenses. Our direct site expenses increased to $100.2 million for the three months ended March 31, 2002 from $74.7 million for the same period of the prior year, an increase of 34.1%. Similar to the increase in net revenue, the increase in direct site expenses was primarily due to the 29.8% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $87.2 million for the three months ended March 31, 2002 from $63.6 million for the same period of the prior year. Of the total direct site expense, $50.0 million was client paid, up from $33.4 million in the same period of the prior year. These client paid expenses consist entirely of personnel costs at our schools.

      Gross Site Contribution and Margin. Our gross site contribution was $21.7 million for the three month period ended March 31, 2002 compared to $18.1 million for the same period of the prior year. The corresponding gross site margin decreased to 17.8% for the three months ended March 31, 2002 from 19.5% for the same period of the prior year. The decrease in gross site margin was due direct site costs growing more rapidly than net revenue, primarily as a result of disappointing results for one of our new clients in fiscal 2002.

      Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $21.5 million for the three months ended March 31, 2002 from $14.8 million for the same period of the prior year, an increase of 45.3%. The increase was due, in part, to greater personnel costs resulting from an increase of approximately 70 headquarters employees, which reflects an increase in staff in our school operations, education, administrative functions. The increase was also caused by approximately $3.7 million of costs related to the SEC inquiry and our sales and marketing activities in Philadelphia.

      Pre-opening Expenses. Our pre-opening expenses decreased to $402,000 for the three months ended March 31, 2002 from $639,000 for the same period of the prior year. This quarter is typically when pre-opening expenses are lowest.

      Excluding non-cash stock-based compensation charges of $241,000, administration, curriculum and development and pre-opening expenses as a percentage of net revenues increased to 17.8% for three months ended March 31, 2002 from 16.2% for the prior year.

      Depreciation and Amortization. Our depreciation and amortization increased to $9.8 million for the three months ended March 31, 2002 from $9.3 million for the same period of the prior year, an increase of 5.4%.

      Education and Operating Expenses. Our total education and operating expenses as a percentage of net revenue increased to 108.1% for three months ended March 31, 2002 from 107.1% for the same period of the prior year. This increase resulted primarily from an increase in direct site expenses as a percentage of net revenue offset by a decrease in depreciation and amortization expense as a percentage of net revenue.

      EBITDA, Net of Other Charges. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, income tax expense, depreciation and amortization, and stock-based compensation charges. These costs are discussed above. This amount for the three months ended March 31, 2002 was $103,000 compared to $3.1 million for the same period of the prior year. The decreased EBITDA resulted primarily from decreased gross site margin and an increase in administration, curriculum and development, and pre-opening expenses as a percentage of net revenue. On a per-student basis, EBITDA declined to $1 in three months ended March 31, 2002 compared to $54 for the same period of the prior year.

      Other Income and Expense. Other expense, net was expense of $6.4 million for the three months ended March 31, 2002 compared to income of $811,000 in the same period of the prior year. The increased expense was due primarily to the $6.8 million reduction in carrying value of our investment in Apex Learning, Inc.

      Net Loss. Our net loss increased to $16.9 million for the three months ended March 31, 2002 from $6.0 million for the same period of the prior year.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
2001

      Net Revenue. Our net revenue increased to $327.3 million for the nine months ended March 31, 2002 from $248.7 million for the same period of the prior year, an increase of 31.6%. The increase was primarily due to a 29.8% increase in student enrollment from 57,000 in the 2000-2001 school year to 74,000 in the 2001-2002 school year, reflecting both the opening of new schools and the expansion of existing schools. Additionally, we recognized $3.3 million and $2.7 million resulting from revenue recognized from our summer school program and a consulting engagement, respectively.

      Direct Site Expenses. Our direct site expenses increased to $276.4 million for the nine months ended March 31, 2002 from $210.4 million for the same period of the prior year, an increase of 31.4%. Similar to the increase in net revenue, the increase in direct site expenses was primarily due to the 29.8% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $233.7 million for the nine months ended March 31, 2002 from $175.6 million for the same period of the prior year. Of the total direct site expenses, $134.4 million was client paid, up from $95.0 million in the same period of the prior year. These client paid expenses consist entirely of personnel costs at our schools.

      Gross Site Contribution and Margin. Our gross site contribution was $50.8 million for the nine month period ended March 31, 2002 compared to $38.3 million for the same period of the prior year. The corresponding gross site margin increased to 15.5% for the nine months ended March 31, 2002 from 15.4% for the same period of the prior year. The gross site contribution and margin were favorably impacted by $2.7 million of revenue from a consulting engagement. Excluding this consulting revenue, gross site margin would have decreased to 14.7% due to direct site costs growing more rapidly than net revenue, primarily as a result of disappointing results for one of our new clients in fiscal 2002.

      Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $54.0 million for the nine months ended March 31, 2002 from $38.5 million for the same period of the prior year, an increase of 40.3%. The increase was due, in part, to greater personnel costs resulting from an increase of approximately 70 headquarters employees, which reflects an increase in staff in our school operations, education, administrative functions. The increase was also caused by approximately $6.2 million of costs related to the SEC inquiry and our sales and marketing activities in Philadelphia. In addition, we incurred expenses relating to our consulting engagement.

      Pre-opening Expenses. Our pre-opening expenses decreased to $5.6 million for the nine months ended March 31, 2002 from $7.0 million for the same period of the prior year, a decrease of 20.0%. This decrease was associated primarily with opening new schools for the 2001-2002 school year, with approximately 17,000 new students enrolled, of which approximately 2,000 students were from existing LearnNow schools, compared to approximately 19,500 new students enrolled in the prior school year.

      Excluding non-cash stock-based compensation charges of $755,000, administration, curriculum and development and pre-opening expenses as a percentage of net revenue increased to 18.0% for nine months ended March 31, 2002 from 17.7% for the prior year.

      Depreciation and Amortization. Our depreciation and amortization increased to $27.4 million for the nine months ended March 31, 2002 from $24.3 million for the same period of the prior year, an increase of 12.8%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our enrollment and central office growth.

      Education and Operating Expenses. Our total education and operating expenses as a percentage of net revenue decreased to 111.0% for nine months ended March 31, 2002 from 112.6% for the same period of the prior year.

      EBITDA, Net of Other Charges. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, income tax expense, depreciation and amortization, and stock-based compensation charges. These costs are discussed above. This amount for the nine months ended March 31, 2002 was a negative $8.0 million compared to a negative $5.8 million for the same period of the prior year. On a per-student basis, negative EBITDA increased to $108 in nine months ended March 31, 2002 compared to $101 for the same period of the prior year.

      Other Income and Expense. Other expense, net was expense of $6.3 million for the nine months ended March 31, 2002 compared to income of $3.1 million in the same period of the prior year. The increase in expense was due primarily to the $6.8 million reduction in carrying value of our investment in Apex Learning, Inc. and a charge of $2.6 million related to disposal of certain fixed assets.

      Net Loss. Our net loss increased to $43.3 million for nine months ended March 31, 2002 from $29.3 million for the same period of the prior year, an increase of 47.8%.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically operated in a negative cash flow position. To date we have financed our cash needs through a combination of equity and debt financing. We intend to enter into additional financing arrangements to fund future growth. Although we have successfully obtained necessary financing in the past, there can be no assurance that we will be able to do so, or on favorable terms, in the future.

      In November 2001, we obtained a $35 million revolving credit facility with Merrill Lynch. The financing provides for certain receivables to be sold or contributed to a wholly-owned special purpose company, Edison Receivables Company LLC, which can draw on the credit line to fund the purchases. The line of credit has a term of one year. Interest may be determined on a Eurodollar or prime rate basis at our option and is subject to financial covenants and restrictions. We have agreed to pay a commitment fee of .50% per annum on the unused portion of the commitment. We have drawn down $20.0 million on this facility as of March 31, 2002.

      For the nine months ended March 31, 2002, we used approximately $13.0 million for operating activities. This use primarily resulted from $43.3 million of net loss and a $6.8 million net increase in working capital accounts partially offset by depreciation and amortization totaling $27.3 million, a disposal of certain fixed assets totaling $2.6 million and a $6.8 million reduction in the carrying value of our investment in Apex Learning Inc. (see footnote No. 12 of the financial statements).

      For the nine months ended March 31, 2002, we used approximately $49.0 million in investing activities. During this period, we invested approximately $16.5 million in our schools and central office. This amount includes the investments we made in technology and curriculum in each of the schools we opened or expanded. We have also advanced funds to our charter board clients or their affiliates to help obtain, renovate and complete school facilities. The amounts advanced for the nine months ended March 31, 2002 were approximately $38.2 million. During this same period, we also received approximately $11.7 million in repayments on advances previously made. We made payments of approximately $3.1 million in connection with the acquisitions of LearnNow and K-Sixteen. Also, we invested approximately $2.8 million in other assets.

      For the nine months ended March 31, 2002, we received approximately $11.1 million for our financing activities. This increase resulted primarily from borrowing $20.0 million on our credit facility, the release of approximately $3.6 million of restricted cash and approximately $1.8 million of proceeds from the issuance of stock and warrants, offset by the repayment of notes payable and capital lease obligations of approximately $14.3 million.

      We expect our cash on hand, borrowings under our revolving credit facility and borrowings under financing arrangements to finance technology and facilities-related expenditures together with expected reimbursements of advances we have made to charter boards, will be sufficient to meet our working capital needs to operate our existing schools through fiscal 2002. Our growth and operations plans for the 2002-2003 school year will require us to obtain additional funding by the summer of 2002. The amount of capital required will depend upon our rate of growth and its mix of charter schools and contract schools, as charter schools often require us to advance funds to help charter boards obtain, renovate and complete school facilities.

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

      We expect to run summer school programs for approximately 50 districts in the state of Missouri during June and July of 2002. We expect to spend approximately $19 million, which includes teacher's salaries, curriculum and other educational/promotional materials, over the two month period. Of the amounts we will recognize as revenue for the 2002 summer program, payment terms of the related billings range from twelve to eighteen months. Therefore, cash receipts of revenue will lag outlay of cash for expenditures by more than one year. Of the amounts we recognized as revenue for the summer of 2001, 42% of the revenue have been collected as of May 14, 2002 with the remainder scheduled for collection through January 2003.

      Capital expenditures for fiscal 2002 are currently expected to be approximately $45.0 million, which includes approximately $25.0 million for computers and other technology at our schools, approximately $5.0 million for curriculum materials, approximately $5.0 million for the purchase and improvement of property at our schools, and $10.0 million for technology, leasehold improvements, and other capital items at our headquarters. Additionally, we expect to make additional advances or loans approximating $45.0 million to new charter board clients to help secure and renovate school properties during the 2001-2002 school year, a portion of which we expect will be refinanced through third parties. In addition, we expect to make charitable donations of approximately $6.0 million to benefit two of our clients.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the information set forth in this report, including our financial statements and the related notes.

OUR EMPLOYEES, INVESTORS, CLIENTS AND POTENTIAL CLIENTS MAY REACT ADVERSELY TO THE ANNOUNCEMENT OF THE SEC ORDER AND THE REVISION OF OUR FINANCIAL RESULTS

      Our future success depends in large part on the support of our key employees, the principals and teachers at our schools, investors, and school district and charter board clients and potential clients, who may react negatively to the announcement of the SEC order, which was issued on May 14, 2002, and the revision of our financial results. We expect to receive substantial amounts of adverse publicity following the announcement, which may seriously and irreparably injure our reputation. Investors may lose confidence in Edison and our management, which may cause the trading price of our class A common stock to decline. The announcement of the SEC order and the revision of our financial results could have a number of additional material and adverse effects on our business, including the following:

      - We may be unable to consummate the possible financing transaction discussed on May 14, 2002, and we may be unable to otherwise obtain sufficient financing to continue operations or expand our business.

      - We may find it more difficult to enter into additional management agreements or renew existing management agreements, and some of our current school district or charter board clients may attempt to terminate existing management agreements.

      - We may face increased resistance from teacher's unions at the local and national level.

      - Our class A common stock may be delisted from the Nasdaq National Market as a result of continued declines in its trading price or other factors.

WE MAY FACE LITIGATION AS A RESULT OF THE ANNOUNCEMENT OF THE SEC ORDER AND THE REVISION OF OUR FINANCIAL RESULTS THAT COULD SERIOUSLY HARM OUR BUSINESS

      Our shareholders may file lawsuits against us, our directors and our executive officers as a result of the SEC order and the revision of our financial results. On May 15, 2002, at least three law firms announced the filing of class action lawsuits against Edison on behalf of investors who purchased Edison securities from November 11, 1999 through February 13, 2002. Lawsuits may cause defaults under our material agreements, prevent us from obtaining additional funds under our existing line of credit or obtain additional financing.

The defense of any claim could entail substantial expense and divert the time and attention of key management personnel. The amount we may be required to pay in connection with the resolution of any such lawsuit, by settlement or otherwise, could seriously harm our financial condition.

WE MAY BE REQUIRED TO RESTATE, RECLASSIFY OR REVISE PORTIONS OF OUR HISTORICAL FINANCIAL STATEMENTS RELATED TO THE SEC ORDER FOLLOWING FURTHER REVIEW

      We will restate and reclassify portions of our historical financial statements in accordance with the SEC order. Our independent auditors and the SEC will review the restatements and reclassifications and our historical accounting practices and results as they relate to the restatements and reclassifications. In connection with this review, Edison, our independent auditors or the SEC may identify additional items that materially and adversely affect our financial results for the current or additional historical quarterly and annual reporting periods and require additional restatements or reclassifications of or changes to our current or historical financial statements.

WE WILL NOT BE ABLE TO EXPAND EXISTING SCHOOLS OR OPEN NEW SCHOOLS FOR THE 2002-2003 SCHOOL YEAR UNLESS WE OBTAIN ADDITIONAL FINANCING

      We must obtain additional funding by the summer of 2002 to expand existing schools and open new schools for the 2002-2003 school year. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. We cannot be certain that we will be able to obtain the necessary financing on favorable terms, if at all. We may be unable consummate the possible financing transaction discussed on May 14, 2002. Our failure to open new schools for the 2002-2003 school year could damage our reputation, disappoint investors' expectations and adversely affect the market price of our class A common stock. This could also seriously compromise our ability to pursue our growth and operating strategy.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES IN THE FUTURE

      We have incurred substantial net losses in every fiscal period since we began operations. For the quarter ended March 31, 2002, our net loss was $16.9 million. As of March 31, 2002, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $199.4 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise capital and continue operations.

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

      In the future we may provide consulting services to school districts, such as the contract we are currently seeking with the Philadelphia school district. We cannot assure you that we can deliver consulting services successfully or profitably. As a consultant, we would not have control over day-to-day operations in the schools for which we are providing consulting services,as we do under our typical management agreements in other jurisdictions. Although the district would have no obligation to implement our program, or to accept any proposals we may make as a consultant, public opinion may nonetheless hold us accountable for the overall performance of the schools throughout the district. If overall academic performance in the district were to decline or fail to improve, our reputation could be harmed, which would make it harder for us to win other business in the future.

WE COULD INCUR LOSSES AT OUR SCHOOLS IF WE ARE UNABLE TO ENROLL ENOUGH STUDENTS

      Because the amount of revenue we earn under our management agreement for operating each school primarily depends on the number of students enrolled, and because many facility and on-site administrative costs are fixed, achieving site-specific enrollment objectives is an important factor in our ability to achieve satisfactory financial performance at a school. We may be unable to recruit enough students to attend all grades in our new schools or maintain enrollment at all grades in our existing schools. We sometimes do not have enough students to fill some grades in some schools, particularly the higher grades. It is sometimes more difficult to enroll students in the higher grades because older students and their parents are reluctant to change schools. To the extent we are unable to meet or maintain enrollment objectives at a school, the school will be less financially successful and our financial performance will be adversely affected.

WE ARE EXPERIENCING RAPID GROWTH, WHICH MAY STRAIN OUR RESOURCES AND MAY NOT BE SUSTAINABLE

      We have grown rapidly since we opened our first four schools in August 1995. We operated 113 schools during the 2000-2001 school year and are operating 133 schools for the 2001-2002 school year. This rapid growth has sometimes strained our managerial, operational and other resources, and we expect that continued growth would strain these resources in the future. If we are to manage our rapid growth successfully, we will need to continue to hire and retain management personnel and other employees. We must also improve our operational systems, procedures and controls on a timely basis. If we fail to successfully manage our growth, we could experience client dissatisfaction, cost inefficiencies and lost growth opportunities, which could harm our operating results. We cannot guarantee that we will continue to grow at our historical rate.

      As part of the SEC order, we have agreed to improve our system of internal accounting controls, and report to the SEC on our progress in this regard. We could be subject to sanction by the SEC if it determines that we have failed to sufficiently improve our system of internal accounting controls.

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

      It is the nature of our business that virtually all of the new schools we open in any year must be opened within a few weeks of each other at the beginning of the school year. Each new school must be substantially functional when students arrive on the first day of school. This is a difficult logistical and management challenge, and the period of concentrated activity preceding the opening of the school year places a significant strain on our management and operational functions. We expect this strain will increase if we are successful in securing larger numbers of school management agreements or management agreements for a relatively large number of schools in a single school district, such as the agreement we are pursuing in Philadelphia. If we fail to successfully open schools by the required date, we could lose school management agreements, incur financial losses and our reputation would be damaged. This could seriously compromise our ability to pursue our growth strategy.

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

WE COULD BE LIABLE FOR EVENTS THAT OCCUR AT OUR SCHOOLS

      We could become liable for the actions of principals, teachers and other personnel in our schools. In the event of on-site accidents, injuries or other harm to students, we could face claims alleging that we were negligent, provided inadequate supervision or were otherwise liable for the injury. We could also face allegations that teachers or other personnel committed child abuse, sexual abuse or other criminal acts. In addition, if our students commit acts of violence, we could face allegations that we failed to provide adequate security or were otherwise responsible for their actions, particularly in light of recent highly publicized incidents of school violence. Although we maintain liability insurance, this insurance coverage may not be adequate to fully protect us from these kinds of claims. In addition, we may not be able to maintain our liability insurance in the future at reasonable prices or at all. A successful liability claim could injure our reputation and hurt our financial results. Even if unsuccessful, such a claim could cause unfavorable publicity, entail substantial expense and divert the time and attention of key management personnel, which could cause our financial results to suffer.

OUR MANAGEMENT AGREEMENTS WITH SCHOOL DISTRICTS AND CHARTER BOARDS ARE TERMINABLE UNDER SPECIFIED CIRCUMSTANCES AND GENERALLY EXPIRE AFTER A TERM OF FIVE YEARS

      Our management agreements generally have a term of five years. When we expand by adding an additional school under an existing management agreement, the term with respect to that school generally expires at the end of the initial five-year period. We have limited experience in renewing management agreements, and we cannot be assured that any management agreements will be renewed at the end of their term. Of the 11 management agreements that have come up for renewal at the end of the last two school years, two have not been renewed. In addition, a management agreement covering two schools and due to expire at the end of the 2004-2005 school year was terminated early, at the end of the 2000-2001 school year. Seven management agreements representing 15 schools, accounting for 13.7% of our net revenue for fiscal 2001, will expire at the end of the 2001-2002 school year. Renewals of four of these agreements are being negotiated, one has terminated early, and we do not expect to renew the remaining two. Eleven management agreements representing 26 schools, accounting for 19.4% of our net revenue for fiscal 2001, will expire at the end of the 2002-2003 school year. In addition, management agreements representing 17 schools, accounting for 13.9% of our net revenue for fiscal 2001, are terminable by the school district or charter board at will, with or without good reason, and all of our management agreements may be terminated for cause, including in some cases a failure to meet specified educational standards, such as academic performance based on standardized test scores. In addition, as a result of payment disputes or changes within a school district, such as changes in the political climate, we do from time to time face pressure to permit a school district or charter board to terminate our management agreement even if they do not have a legal right to do so. We may also seek the early termination of, or not seek to renew, a limited number of management agreements in any year. It is likely that each year some management agreements will expire unrenewed or be terminated prior to expiration. If we do not renew a significant number of management agreements at the end of their term, or if management agreements were terminated prior to their expiration, our reputation and financial results would be adversely affected.

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

WE HAVE LIMITED EXPERIENCE OPERATING FOUR-YEAR HIGH SCHOOLS

      An element of our strategy is to increase our business with existing customers by opening new schools in school districts with whom we have an existing relationship. An important aspect of this strategy is to open Edison high schools in districts in which we operate elementary and middle schools. Because we have limited experience operating high schools, our complete high school curriculum, school design and operating plan are not fully tested. In addition, school districts typically spend more per pupil on high school education than on elementary education. By contrast, some of our management agreements provide that we earn for each student, regardless of grade level, gross student funding equivalent to the average per-pupil funding spent by the school district for all grade levels. For this reason, in these schools we earn less per high school student than is spent by the school district for each of its high school students. In these situations, our success depends upon our ability to deliver our high school design for the same per-pupil spending as in our elementary schools. If we are unable to successfully and profitably operate high schools, our ability to pursue our growth strategy will be impaired, which could adversely affect the market price of our class A common stock.

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

      We have also submitted our qualifications to directly manage and provide consulting services to schools in the Philadelphia school district. Although we have been selected to provide consulting services to the Philadelphia school district, and have been selected to provide management services to certain schools, no contracts have been awarded and we do not know with any certainty when and if such contracts will be finalized. We have encountered significant political and legal resistance from individuals and groups who oppose the involvement of for-profit companies in the management of, and the provision of consulting services to, schools in the district. Some of these opponents, including the Philadelphia Federation of Teachers, have filed lawsuits in various Pennsylvania courts seeking to enjoin the execution of any contracts whereby we would provide consulting services to the Philadelphia school district or manage schools in the district. While these plaintiffs' applications for preliminary injunctive relief have been denied by the courts thus far, we can provide no assurance that these plaintiffs, or other new opponents, will not ultimately be successful in obtaining a judgment preventing us from entering into consulting or management contracts with the Philadelphia school district. Furthermore, we can provide no assurance that we will win any consulting or management contracts with the Philadelphia school district and our failure to do so could disappoint investors' expectations and adversely affect the market price of our class A common stock.

      Because we have focused a significant amount of our management and sales efforts in the past several months on Philadelphia, we have not pursued other business as aggressively as we otherwise might have. Accordingly, if we do not win as many schools in Philadelphia as we hope, we will not meet our growth and financial targets for the 2002-2003 school year.

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

WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOL BOARDS THAT MAY NOT BE
REPAID

      As of March 31, 2002, we have outstanding loans or advances to charter boards of $88.2 million to finance the purchase or renovation of school facilities we manage. Approximately $19.5 million of these loans are uncollateralized or subordinated to a senior lender. In addition, with respect to the loans that are collateralized, if we were required to foreclose on the collateral securing those loans, we might not be able to liquidate the collateral for proceeds sufficient to cover the loan amount. We have a loan outstanding for approximately $9.5 million to one client where our relationship terminated during the current school year. If any of these advances or loans are not repaid when due, our financial results could be adversely affected.

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

WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

      We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. For nine of our charter schools, we have entered into a long-term lease for the school facility that exceeds the current term of the management agreement by as much as 15 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. It is likely that, with respect to one of our charter school clients where we have entered into a long-term lease, the management agreement will not be renewed at the end of the current school year. Although we believe this client will continue to use the facility and will be able and willing to pay us rent equal to our cost, we cannot provide any assurances in this regard. As of March 31, 2002, our aggregate future lease obligations totaled $50.4 million, with varying maturities over the next 20 years.

      In nine of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. Our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. As of March 31, 2002 the amount of loans we had guaranteed totaled $21.8 million and the cash collateral provided totaled $500,000 and is included in restricted cash. In addition, we have generally indemnified our charter school and contract school partners from any liability or damages occurring or allegedly occurring or arising out of any environmental conditions at the school site, if such conditions were caused or created by substances brought on the site by Edison.

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


WE ARE NOT PAID FOR OPERATING SUMMER SCHOOLS UNTIL 12 TO 18 MONTHS AFTER THE COMPLETION OF THE SUMMER SCHOOL PROGRAMS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR CASH RESOURCES

      We expect to spend approximately $19 million in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003 to operate our 2002 summer school programs. Our school district clients are not obligated to pay us until 12 to 18 months after the completion of the summer school programs. This will reduce our cash resources and could affect our ability to operate existing schools and open new schools in the 2002-2003 school year. Our school district clients pay us for operating summer schools using funds from state education programs. The funds to be provided by the state education programs to pay us for operating summer schools are not appropriated by state legislatures until immediately prior to the beginning of our summer school program, at which point we have already hired staff for the summer school programs and incurred additional expenses. Consequently, if the state legislatures were to reduce the appropriation levels, we may be unable to adjust spending quickly enough to offset the shortfall in revenues and we may not be able to recover the funds already expended.


WE EXPECT OUR MARKET TO BECOME MORE COMPETITIVE

      We expect the market for providing private, for-profit management of public schools will become increasingly competitive. Currently, we compete with a relatively small number of companies which provide these services, and they have to date primarily focused on the operation of charter schools. Some of these companies have begun to compete with us for contract schools. Over the past year, there has been considerable consolidation in the school management business with the mergers of Advantage Schools Inc. and Mosaica Education Inc., and Beacon Education Management and Chancellor Academies Inc., as well as our own acquisition of LearnNow. This consolidation could intensify the competition we experience. In addition, a variety of other types of companies and entities could enter the market, including colleges and universities, private companies that operate higher education or professional education schools and others. Our existing competitors and these new market entrants could have financial, marketing and other resources significantly greater than ours. We also compete for public school funding with existing public schools, who may elect not to enter into management agreements with private managers or who may pursue alternative reform initiatives, such as magnet schools and inter-district choice programs. In addition, in jurisdictions where voucher programs have been authorized, we will begin to compete with existing private schools for public tuition funds. Voucher programs provide for the issuance by local or other governmental bodies of tuition vouchers to parents worth a certain amount of money that they can redeem at any approved school of their choice, including private schools. If we are unable to compete successfully against any of these existing or potential competitors, our revenues could be reduced, resulting in increased losses.

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

      We benefit from funds from federal and state programs to be used for specific educational purposes. Funding from the federal government under Title I of the Elementary and Secondary Education Act, or ESEA, which provides federal funds for children from low-income families, accounted for approximately 4% of our gross student funding for the fiscal year ended June 30, 2001. During the same period, we estimate that funding from other federal and state programs accounted for an additional 10% of our gross student funding. A number of factors relating to these government programs could lead to adverse effects on our business:

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

      - If the income demographics of a district's population were to change over the life of our management agreement for a school in the district, resulting in a decrease in Title I funding for the school, we would earn less revenue for operating the school and our financial results could suffer.

      - Funding from federal and state education programs is allocated through formulas. If federal or state legislatures or, in some case, agencies were to change the formulas, we could earn less funding and the growth and financial performance of our business would suffer.

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

      Because we benefit from federal funds, we must also comply with a variety of federal laws and regulations not directly related to any federal education program, such as federal civil rights laws and laws relating to lobbying. Our failure to comply with these federal laws and regulations could result in the reduction or loss of federal education funds which would cause our business to suffer. In addition, our management agreements are potentially covered by federal procurement rules and regulations because our school district and charter board clients pay us, in part, with funds received from federal programs. Federal procurement rules and regulations generally require competitive bidding, awarding contracts based on lowest cost and similar requirements. If a court or federal agency determined that a management agreement was covered by federal procurement rules and regulations and was awarded without compliance with those rules and regulations, then the management agreement could be voided and we could be required to repay any federal funds we earned under the management agreement, which would hurt our business.

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

WE EARN ALL OF OUR REVENUE FROM PUBLIC SOURCES AND ANY REDUCTION IN GENERAL FUNDING LEVELS FOR EDUCATION COULD HURT OUR BUSINESS

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

THE OPERATION OF OUR CHARTER SCHOOLS DEPENDS ON THE MAINTENANCE OF THE UNDERLYING CHARTER GRANT

      Our charter schools operate under a charter that is typically granted by a state authority to a third-party charter holder, such as a community group or established non-profit organization. Our management agreement in turn is with the charter holder. If the state charter authority were to revoke the charter, which could occur based on actions of the charter holder outside of our control, we would lose the right to operate that school. In addition, many state charter school statutes require periodic reauthorization. Charter schools accounted for 36.8% and 35.6% of our net revenue in fiscal 2001 and the nine months ended March 31, 2002, respectively. If state charter school legislation were not reauthorized or were substantially altered in a meaningful number of states, our business and growth strategy would suffer and we could incur additional losses.

      One of our charter school clients was placed on probation for a period of 90 days by the state charter authority. This probationary period expired in March 2002; however, prior to its expiration, the probationary period was extended to June 30, 2002. The Company no longer has a relationship with this charter board and therefore is no longer recording revenue associated with this charter school.

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

      Based upon their holdings at March 31, 2002, our officers and directors and entities affiliated with them together beneficially own 10,413,426 shares of class A common stock and 1,866,878 shares of class B common stock. These shares represent approximately 20.4% of the voting power of the class A common stock, including the ability to elect one of the seven class A directors; approximately 77.2% of the voting power of the class B common stock, including the ability to elect three of the four class B directors; and approximately 35.3% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by our officers and directors and others affiliated with them, 6,294,541 shares of class A common stock and 612,936 shares of class B common stock are subject to options exercisable within 60 days of March 31, 2002. These stockholders, if they act together, will be able to exercise significant influence over all matters requiring approval by our stockholders, including the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change of control is proposed.

      In addition, based upon his holdings as of March 31, 2002, H. Christopher Whittle, our President and Chief Executive Officer and a director, beneficially owns 6,787,697 shares of class A common stock and 1,519,206 shares of class B common stock. These shares represent approximately 14.2% of the voting power of the class A common stock; including the ability to elect one of the seven class A directors; approximately 66.4% of the voting power of the class B common stock, including the ability to elect three of the four class B directors; and approximately 27.6% of the combined voting power of the class A and class B common stock. Of the shares beneficially owned by Mr. Whittle and his affiliates, 4,926,079 shares of class A common stock and 482,529 shares of class B common stock are subject to options exercisable within 60 days of March 31, 2002. Mr. Whittle and his affiliates also own options not exercisable within 60 days of March 31, 2002 covering 1,316,737 shares of class A common stock and 8 shares of class B common stock; to the extent Mr. Whittle exercises these options, his voting power will be increased. In addition, if the other holders of class B common stock sell a significant portion of their class B common stock, the voting power of Mr. Whittle's class B common stock will further concentrate. Also, if the other holders of class B common stock reduce their common stock holdings below a specified threshold, then their class B common stock will automatically convert into class A common stock, further increasing Mr. Whittle's voting power. The class B common stock generally converts into class A common stock upon its transfer. However, shares of class B common stock transferred to Mr. Whittle do not automatically convert into class A common stock. Consequently, Mr. Whittle can also increase his voting power by acquiring shares of class B common stock from other stockholders.

PLEDGES OF SHARES OF OUR COMMON STOCK BY MR. WHITTLE COULD RESULT IN VOTING POWER SHIFTING TO THE HANDS OF HIS LENDERS

      Based upon their holdings as of March 31, 2002, Mr. Whittle and WSI Inc., a corporation controlled by Mr. Whittle, directly or indirectly own 5,749,321 shares of class A common stock and 1,403,830 shares of class B common stock, including an aggregate of 761,625 shares of class A common stock and 84,625 shares of class B common stock which represents WSI's interest in a limited partnership and a limited liability company that hold Edison stock. These figures include shares issuable upon the exercise of options within 60 days of March 31, 2002. Mr. Whittle and WSI have pledged to

Morgan Guaranty Trust Company of New York all of their direct and indirect interests in Edison to secure personal obligations. These obligations become due in February 2003 and interest on these obligations is payable monthly. In addition, Mr. Whittle may not vote his class A common stock and class B common stock on any matter other than the election or removal of directors without Morgan's prior written consent. Morgan has allowed Mr. Whittle and WSI to pledge 725,000 shares to other lenders. Upon satisfaction of WSI's obligations to the other lenders, these shares would revert to being pledged to Morgan. If Mr. Whittle and WSI were to default on their obligations to Morgan and Morgan were to foreclose on its pledge, the class B common stock transferred directly or indirectly to Morgan would be converted into class A common stock. Thereafter, based on our knowledge of Morgan's holdings as of March 31, 2002, and assuming the shares pledged to the other lenders revert to the Morgan pledge, Morgan, together with its affiliates who are currently securityholders of Edison, would beneficially own 7,249,595 shares of class A common stock, including shares subject to options exercisable within 60 days of March 31, 2002. The holdings of Morgan and its affiliates would then represent 12.4% of the voting power of the class A common stock and 11.6% of the combined voting power. This would enable Morgan to exercise greater influence over corporate matters.

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

      - changes in securities analysts' estimates of our financial performance and growth prospects;

      - changes in the public perception of our schools' academic performance;

      -     termination or non-renewal of existing management agreements;

      -     changes in market valuations of similar companies;

      -     future sales of our class A common stock or other securities; and

      -     general stock market volatility.

      Since our class A common stock has been publicly traded, its market price has fluctuated over a wide range and we expect it to continue to do so in the future. From November 11, 1999 (the first day of public trading of our class A common stock), through May 14, 2002, the high and low sales prices for our class A common stock fluctuated between $38.75 and $1.72. On May 14, 2002, the closing price of our class A common stock was $2.94. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We currently have market risk sensitive instruments related to interest rates. We had outstanding long-term notes payable of $13.7 million at March 31, 2002. Interest rates on the notes are fixed and range from 9.4% to 20.4% per annum and have terms of 36 to 48 months.

      We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

      Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $45.3 million at March 31, 2002. We invest cash mainly in money market accounts and other investment-grade securities. We do not purchase or hold derivative financial instruments for trading purposes.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As of May 15, 2002, at least three law firms had announced the filing in the United States District Court for the Southern District of New York of class action lawsuits against the Company and several of its officers on behalf of investors who purchased the Company's securities from November 11, 1999 through May 14, 2002. The lawsuits purportedly allege securities law violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder relating to the Company's financial reporting. The complaints in these lawsuits have not yet been served on the Company and the Company has not yet had a chance to substantively review the complaints. The Company intends to vigorously defend these lawsuits. However, there can be no assurance that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company's financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. Such litigation could also substantially divert the attention of the Company's management and its resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm the Company's ability to compete in its marketplace.

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

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

      None

Reports on Form 8-K:

      On May 15, 2002, the Company filed a Current Report on Form 8-K announcing that on May 14, 2002, the Company (i) issued a press release reporting its financing results for the three months ended March 31, 2002 and
(ii) issued a press release announcing that the Company concluded and resolved a confidential informal inquiry of its accounting practices and policies by the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EDISON SCHOOLS INC.


Date May 16, 2002            /s/ H. Christopher Whittle
                             ---------------------------------------------------
                                 H. Christopher Whittle
                                 President, Chief Executive Officer and Director


Date May 16, 2002            /s/ Adam Feild
                             ---------------------------------------------------
                                 Adam Feild
                                 Executive Vice President and Chief
                                 Financial Officer
                                 (Principal Accounting Officer)