Form 10-K/A
period 2001-06-30
EDISON SCHOOLS INC
filed 2002-06-20
CIK 1089567

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

(Mark One)
   /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                  YES X    NO ___

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

                                EXPLANATORY NOTE

         The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Edison Schools Inc. (the "Company") for the year ended June 30, 2001 is to restate the Company's fiscal 1999, 2000 and 2001 consolidated balance sheets and to correspondingly modify related disclosures. The restatement does not affect revenues or operating results ("loss from operations and net loss") previously reported in the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. On May 14, 2002, the Company concluded and resolved a confidential informal inquiry of its accounting practices and policies undertaken by the staff of the Securities and Exchange Commission (the "SEC"). In connection with the SEC inquiry, the Company undertook a review of its accounting practices and policies and determined the need to restate (i) certain items of its balance sheets, audited and unaudited, to properly reflect certain liabilities and equity and to record compensation earned in fiscal years ended on or prior to June 30, 1998 and (ii) the operating results for the unaudited first and third quarters of fiscal 2001. This restatement is described in detail in notes 2 and 16 of the notes to the consolidated financial statements. On May 14, 2002, the Company issued a press release that described the informal SEC inquiry and the Company's intention to restate these financial statements. The Company filed the press release as an exhibit to its Current Report on Form 8-K filed May 15, 2002.

         In addition to the restatement in the first and third quarters of fiscal 2001 discussed above, the Company has made other reclassifications in the quarters of fiscal 2001, including the second and fourth, to record certain previously unrecorded adjustments; these reclassifications impacts the classification of expenses within certain captions on the unaudited statements of operations and have no impact on the net loss in any period. These reclassifications are described in note 16 of the notes to the consolidated financial statements. In connection with the restatement and reclassifications, the Company has also revised the disclosure in note 3 of the notes to the consolidated financial statements of certain of its accounting policies.

         The Company has amended and restated in its entirety each item of the Company's Annual Report on Form 10-K for the year ended June 30, 2001that has been affected by the restatement and reclassifications. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures (including disclosures relating to risks, uncertainties and other factors that may affect the Company's future performance) in any way, except as required to reflect the effects of the restatement and reclassifications.

         For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Additional Risk Factors That May Affect Future Results " included in Item 2 of Part I of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Please also see the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 for changes to the Company's revenue recognition policy made as a result of recent accounting guidance.

                               EDISON SCHOOLS INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

   PART II

                                                                                      PAGE
                                                                                      ----
   Item 6.    Selected Financial Data...........................................        4
   Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................        5


   PART IV                                                                             PAGE
                                                                                       ----
   Item 14.   Exhibits, Financial Statements and Reports on Form 8-K............        25

   SIGNATURES...................................................................        26

    Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about our ability to, among other things:

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

                                     PART II

ITEM 6.    SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with our financial statements and the related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report. The statement of operations data for the years ended June 30, 1999, 2000 and 2001, and the balance sheet data as of June 30, 2000 and 2001, are derived from, and are qualified by reference to, audited financial statements included in this Annual Report. The statement of operations data for the years ended June 30, 1997 and 1998 and the balance sheet data as of June 30, 1997, 1998 and 1999, are derived from our audited financial statements that are not included in this Annual Report. Please see note 3 of the notes to our financial statements for (i) information on direct site expenses which are paid by our clients on our behalf and (ii) information concerning the calculation of basic and diluted net loss per share. Please see Management's Discussion and Analysis of Financial Condition and Results of Operations - "Overview" and "Results of Operations" for information concerning the calculation of EBITDA, net of other charges, gross site contribution and gross site margin.

                                                                                FISCAL YEAR ENDED JUNE 30
                                                   ----------------------------------------------------------------------------
                                                        1997            1998             1999            2000            2001*
                                                      ---------       ---------       ---------       ---------       ---------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER STUDENT DATA)
STATEMENT OF OPERATIONS DATA:

Revenue from educational services .............       $  38,559       $  69,407       $ 132,762       $ 224,578       $ 375,818
                                                      ---------       ---------       ---------       ---------       ---------
Education and operating expenses:
   Direct site expenses .......................          32,150          59,576         114,097         192,602         315,751
   Administration, curriculum and development .          12,755          18,258          49,984          40,643          58,104
   Depreciation and amortization ..............           3,552           7,232          12,526          20,906          34,355
   Pre-opening expenses .......................           1,487           2,486           5,457           8,372           8,641
   Design team compensation ...................              --           2,724              --              --              --
                                                      ---------       ---------       ---------       ---------       ---------
      Total education and operating expenses ..          49,944          90,276         182,064         262,523         416,851
                                                      ---------       ---------       ---------       ---------       ---------
Loss from operations ..........................         (11,385)        (20,869)        (49,302)        (37,945)        (41,033)
Other income (expense), net ...................             (37)         (1,046)           (131)          1,355           3,555
 ..............................................       ---------       ---------       ---------       ---------       ---------
Loss  before provision for taxes ..............         (11,422)        (21,915)        (49,433)        (36,590)        (37,478)
Provision for state and local taxes ...........              --              --              --             --             (603)
                                                      ---------       ---------       ---------       ---------       ---------
Net loss ......................................         (11,422)        (21,915)        (49,433)        (36,590)        (38,081)
Dividends on preferred stock ..................              --          (4,290)             --              --              --
Preferred stock accretion .....................              --            (278)         (1,027)              0               0
                                                      ---------       ---------       ---------       ---------       ---------
Net loss attributable to common
   Stockholders ...............................       $ (11,422)      $ (26,483)      $ (50,460)      $ (36,590)      $ (38,081)
                                                      =========       =========       =========       =========       =========
Basic and diluted net loss per share
   Attributable to common stockholders ........       $   (3.68)      $   (8.52)      $  (16.24)      $   (1.32)      $   (0.79)
                                                      =========       =========       =========       =========       =========
Weighted average number of common shares
   outstanding used in computing basic and
   diluted net loss per share attributable
   to common stockholders .....................       3,107,355       3,107,356       3,107,356       27,685,203      47,966,741
                                                      =========       =========       =========       =========       =========

STUDENT AND PER STUDENT DATA:

Student enrollment (1) ........................           7,150          12,600          23,900          37,500          57,000
Total revenue per student .....................       $   5,393       $   5,508       $   5,555       $   5,989       $   6,593
Net loss per student ..........................       $  (1,597)      $  (1,739)      $  (2,068)      $    (976)      $    (668)
EBITDA, net of other charges, per student .....       $  (1,089)      $    (820)      $    (603)      $    (349)      $     (84)
Cash used in operating activities per student .       $  (1,530)      $    (837)      $    (673)      $  (1,076)      $    (397)
Cash used in investing activities per student .       $  (1,822)      $  (1,594)      $  (1,269)      $  (2,405)      $  (1,420)
Cash provided by financing
  activities per student ......................       $   5,008       $   1,776       $   2,797       $   4,140       $   2,581

OTHER OPERATING DATA:

Capital expenditures ..........................       $  15,553       $  21,181       $  34,023       $  75,899       $  68,332
Gross site contribution .......................       $   6,409       $   9,831       $  18,665       $  31,976       $  60,068
Gross site margin .............................            16.6%           14.2%           14.1%           14.2%           16.0%
EBITDA, net of other charges ..................       $  (7,787)      $ (10,328)      $ (14,404)      $ (13,102)      $  (4,807)
Cash used in operating activities .............       $ (10,941)      $ (10,550)      $ (17,624)      $ (41,305)      $ (29,292)
Cash used in investing activities .............       $ (13,030)      $ (20,082)      $ (28,783)      $ (89,239)      $ (74,278)
Cash provided by financing activities .........       $  35,809       $  22,383       $  66,838       $ 155,266       $ 147,120
Total number of schools .......................              12              25              51              79             113



   * Reflects reclassification of certain amounts. See note 16 to the notes to our consolidated financial statements.
   (1) Does not include students enrolled in our summer school program.

                                                                 AS OF JUNE 30,
                                          --------------------------------------------------------
                                           1997         1998        1999        2000        2001
                                          -------     -------      -------     -------     -------
                                                             (dollars in thousands)
                                                                   (restated)*
BALANCE SHEET DATA:

Cash and cash equivalents .............   $15,741     $ 7,492      $27,923     $52,644     $96,195
Working capital .......................    17,343      (2,316)      18,554      57,351     111,731
Total assets ..........................    48,472      58,294      106,870     251,030     401,014
Total debt, including current portion .     9,395      17,151       21,535      36,280      45,524
Total stockholders' equity ............    31,314      24,190       58,962     178,833     304,883

* As more fully described in notes 2 and 3 to the notes to our consolidated financial statements, the Company has restated certain balance sheet accounts which had the effect of reducing working capital and reducing stockholders' equity by approximately $2.5 million, $5.0 million, $4.0 million, $3.7 million and $3.1 million at June 30, 1997, 1998, 1999, 2000 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of Edison should be read in conjunction with "Selected Financial Data" and our financial statements and the related notes included in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, those set forth under " -- Additional Risk Factors That May Affect Future Results" and elsewhere in this Annual Report.

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

     From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of June 30, 2001, our accumulated deficit since November 1996 was approximately $156.1 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. Because of our rapid growth, and in view of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful.

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

            Most of our management agreements provide that we earn a fee based upon the number of children that attend our schools and, therefore, we only earn revenue to the extent students attend our schools. In most instances, there is a `base' fee per pupil and several `categorical' fee components paid only for students in certain categories (e.g., low-income, English as a second language, etc.). In some of our charter schools, our fee has a fixed component and variable component. Even in contracts where we have fixed fee component, we have generally agreed to forego or reduce our fee if there is a budget shortfall at the charter school.

            The Company is generally responsible to its clients for all aspects of the management of its schools including but not limited to the: academic achievement of the students; selection, training and compensation of school personnel; procurement of curriculum and equipment necessary for operations of the school; and the safe operation of the school facilities. We often purchase certain essential services, such as transportation, from third parties and/or from our clients. In addition, teachers in schools generally remain employees of our clients and are often paid through the clients' payroll systems. Where such arrangements exist, the client deducts the amounts they have expended for staff salaries and/or purchased services from the amount owed to us when remitting payment. The Company follows the guidance of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent."

            The Company recognizes per-pupil funding from local, state and federal sources, including Title I and special education funding. Significant management estimates and assumptions are required to determine these funding levels, particularly in interim periods. On a quarterly basis, the Company records adjustments to revenue, if necessary, for enrollment fluctuations, changes to per-pupil funding estimates, and changes to estimates for federal and state categorical grant funding. Anticipated losses on contracts are charged to earnings when identified.

DIRECT SITE EXPENSES

     Direct site expenses include most of the expenses incurred on-site at our schools. The largest component of this expense is salaries and wages, primarily for principals and teachers, which are often paid for by our clients on our behalf (please see note 3, "-Revenue Recognition," to the notes to our consolidated financial statements for more information on these direct site expenses). The remaining direct site expenses include on-site administration, facility maintenance, utilities and, in some cases, student transportation. Once staffing levels for the school year are determined, most of these expenses are fixed,and accordingly, variations in enrollment will generally not change the overall cost structure of a school for that year. Direct site expenses do not include teacher training and other pre-opening expenses associated with new schools, financing costs or depreciation and amortization related to technology, including computers for teachers and students, curriculum materials and capital improvements to school buildings.

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

     We implement various strategies to achieve optimal enrollment, including local recruiting, media advertising, and coordinating with our school district partners and community groups. Since some site costs are partially fixed, incremental enrollment can positively affect profitability. Further, due to the closely correlated relationship of site revenue and expenses, school personnel closely manage expenses based upon actual enrollment. Of the 113 schools we operated during the 2000-2001 school year, 46 schools maintained waiting lists or were oversubscribed. Over the last three years our schools have operated at 96.0% or higher of the enrollment levels assumed in our budget. As discussed below under " -- Financial Performance," we do not believe that achieving 100% of assumed enrollment at each school is necessary to achieve positive cash flow.

FINANCIAL PERFORMANCE

     We have incurred substantial net losses in every fiscal period since we began operations and expect losses to continue into the future. For the fiscal year ended June 30, 2001, our net loss was $38.1 million. As of June 30, 2001, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $156.1 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital.

     The following table sets forth various financial data expressed as a percentage of total revenue for the periods indicated:

                                                     FISCAL YEAR ENDED JUNE 30,
                                                    ------------------------------
                                                    1999        2000        2001*
                                                    -----       -----       -----
Revenue from educational services ..............    100.0%      100.0%      100.0%
                                                    -----       -----       -----
Education and operating expenses:
   Direct site expenses ........................     86.0        85.8        84.0
   Administration, curriculum and development
      expenses .................................     37.6        18.1        15.5
   Depreciation and amortization ...............      9.4         9.3         9.1
   Pre-opening expenses ........................      4.1         3.7         2.3
                                                    -----       -----       -----
   Total education and operating expenses ......    137.1       116.9       110.9
                                                    -----       -----       -----
Loss from operations ...........................    (37.1)      (16.9)      (10.9)
                                                                            -----
Other income (expense), net ....................     (0.1)        0.6         1.0
                                                    -----       -----       -----
Loss from operations before provision
 for taxes ....................................     (37.2)      (16.3)       (9.9)
Provision for state and local taxes ............       --          --        (0.2)
                                                    -----       -----       -----
Net loss .......................................    (37.2)%     (16.3)%     (10.1)%
                                                    =====       =====       =====

     * Reflects reclassification of certain amounts. See note 16 to our consolidated financial statements.

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

            Our financial results can vary among the quarters within any fiscal year for other reasons, and our quarterly revenue and results of operations could also fluctuate somewhat based on changes in school enrollment throughout the fiscal year. For more information on the seasonality of our financial results, see " -- Additional Risk Factors That May Affect Future Results - Our financial results are subject to seasonal patterns and other fluctuations from quarter to quarter."

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

     DEPRECIATION AND AMORTIZATION. Our depreciation and amortization increased to $34.4 million for fiscal 2001 from $20.9 million for fiscal 2000, an increase of 64.6%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our enrollment and central office growth.

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

     EDUCATION AND OPERATING EXPENSES. Our total education and operating expenses as a percentage of total revenue decreased to 110.9% for fiscal 2001 from 116.9% for fiscal 2000. This decrease primarily resulted from continued revenue growth and increased operating leverage and a decrease in administration, curriculum and development expenses as a percentage of total revenue.

     EBITDA, NET OF OTHER CHARGES. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, income tax expense, depreciation and amortization, and stock-based compensation charges. These costs are discussed above. This amount for fiscal 2001 was a negative $4.8 million compared to a negative $13.1 million for fiscal 2000. The improved EBITDA resulted primarily from increased gross site margin and decreased administration, curriculum and development, and pre-opening expenses as a percentage of revenues. On a per-student basis, negative EBITDA improved to $84 in fiscal 2001 compared to $349 for the prior year.

     LOSS FROM OPERATIONS. Our loss from operations increased to $41.0 million for fiscal 2001 from $37.9 million for fiscal 2000, an increase of 8.1%. The increase primarily resulted from higher administration, curriculum, and development expenses as well as higher depreciation and amortization.

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

     EBITDA, NET OF OTHER CHARGES. EBITDA, net of other charges, for fiscal 2000 was a negative $13.1 million compared to a negative $14.4 million for fiscal 1999. The improved negative EBITDA resulted primarily from relatively stable gross site margin and decreased administration, curriculum and development, and pre-opening expenses as a percentage of revenues. On a per-student basis, negative EBITDA improved to $349 compared to $603 for the same period one year ago.

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

CASH USED IN OPERATING ACTIVITIES

             For fiscal 2001, we used $29.3 million for operating activities. This use primarily resulted from a $38.1 million net loss and a $31.4 million net increase in working capital accounts, partially offset by depreciation and amortization totaling $32.3 million, non-cash stock-based compensation expense of $1.9 million, and $5.2 million of asset write-off and disposals.

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

            The Risk Factors contained in this Amendment No. 1 to Form 10-K are substantially the Risk Factors contained in the original Form 10-K. For current information regarding risks, uncertainties and other factors that may affect our future performance, please see "Additional Risk Factors That May Affect Future Results" included in Item 2 of Part I of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES IN THE FUTURE

             We have incurred substantial net losses in every fiscal period since we began operations. For fiscal 2001, our net loss was $38.0 million. As of June 30, 2001, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $156.1 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise capital and continue operations.

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

WE COULD INCUR LOSSES AT OUR SCHOOLS IF WE ARE UNABLE TO ENROLL ENOUGH STUDENTS

             Because the amount of revenue we earn for operating each school primarily depends on the number of students enrolled, and because many facility and on-site administrative costs are fixed, achieving site-specific enrollment objectives is an important factor in our ability to achieve satisfactory financial performance at a school. We may be unable to recruit enough students to attend all grades in our new schools or maintain enrollment at all grades in our existing schools. We sometimes do not have enough students to fill some grades in some schools, particularly the higher grades. It is sometimes more difficult to enroll students in the higher grades because older students and their parents are reluctant to change schools. To the extent we are unable to meet or maintain enrollment objectives at a school, the school will be less financially successful and our financial performance will be adversely affected.

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

WE HAVE LIMITED EXPERIENCE OPERATING FOUR-YEAR HIGH SCHOOLS

             An element of our strategy is to increase our business with existing customers by opening new schools in school districts with whom we have an existing relationship. An important aspect of this strategy is to open Edison high schools in districts in which we operate elementary and middle schools. Because we have limited experience operating high schools, our complete high school curriculum, school design and operating plan are not fully tested. In addition, school districts typically spend more per pupil on high school education than on elementary education. By contrast, some of our management agreements provide that we recognize for each student, regardless of grade level, the average per-pupil funding spent by the school district for all grade levels. For this reason, in these schools we recognize less per high school student than is spent by the school district for each of its high school students. In these situations, our success depends upon our ability to deliver our high school design for the same per-pupil spending as in our elementary schools. If we are unable to successfully and profitably operate high schools, our ability to pursue our growth strategy will be impaired, which could adversely affect the market price of our class A common stock.

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

            - If the income demographics of a district's population were to change over the life of our management agreement for a school in the district, resulting in a decrease in Title I funding for the school, we would recognize less revenue for operating the school and our financial results could suffer.

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

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORMS 8-K



(a)  The following documents are filed as part of this Form 10-K:

     1. Financial Statements. The following consolidated financial statements of Edison Schools Inc. are filed as part of this Form 10-K on the pages indicated:

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants                                            27
Consolidated Balance Sheets as of June 30, 2001 and 2000 (restated)          28
Consolidated Statements of Operations for the years ended June 30,1999,
   2000, and 2001                                                            29
Consolidated Statements of Changes in Stockholders' Equity for the years
   ended June 30, 1999, 2000 and 2001(restated)                              30
Consolidated Statements of Cash Flows for the years ended June 30, 1999,
   2000 and 2001                                                             31
Notes to Consolidated Financial Statements )                                 32

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

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the day of June 20, 2002.

                                       EDISON SCHOOLS INC.

                                       BY: /s/ H. Christopher Whittle
                                           -------------------------------------
                                               H. Christopher Whittle
                                               President, Chief Executive
                                               Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the day of June, 2002.


  SIGNATURE                                             TITLE
  ---------                                             -----
  /s/ H. Christopher Whittle         President, Chief Executive Officer
--------------------------------     and Director (Principal Executive Officer)
    H. Christopher Whittle

   /s/ Benno C. Schmidt, Jr.         Chairman of the Board of Directors
--------------------------------
     Benno C. Schmidt, Jr.

        /s/ Adam Feild               Executive Vice President and Chief
--------------------------------     Financial Officer (Principal Accounting
          Adam Feild                 Officer)

    /s/ Christopher D. Cerf          Chief Operating Officer and Director
--------------------------------
      Christopher D. Cerf

  /s/ Reverend Floyd H. Flake        President of Edison Charter Schools and
--------------------------------     Director
    Reverend Floyd H. Flake

     /s/ Joan Ganz Cooney            Director
--------------------------------
        Joan Ganz Cooney

    /s/ Charles J. Delaney           Director
--------------------------------
      Charles J. Delaney

     /s/ Jeffery T. Leeds            Director
--------------------------------
       Jeffery T. Leeds

     /s/ Jonathan Newcomb            Director
--------------------------------
       Jonathan Newcomb

     /s/Timothy P. Shriver           Director
--------------------------------
       Timothy P. Shriver

      /s/ William F. Weld            Director
--------------------------------
          William F. Weld


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

               As more fully discussed in Note 2, the Company has restated its June 30, 2000 and 2001 balance sheets to properly reflect as liabilities the severance arrangement with an executive and a warrant agreement with a philanthropic organization entered into prior to June 30, 1998.


                                                     PricewaterhouseCoopers LLP


Melville, New York
August 22, 2001, except with respect to note 2 for which the date is May 14, 2002.

                               EDISON SCHOOLS INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                          JUNE 30
                                                                                               ---------------------------------
                                                                                               2000                  2001
                                                                                             (RESTATED)*           RESTATED)*
                                                                                           -------------       -------------
                             ASSETS
Current assets:
    Cash and cash equivalents .......................................................      $  52,644,204        $ 96,195,471
    Accounts receivable .............................................................         33,752,622          62,925,703
    Notes receivable ................................................................         12,290,420           7,761,724
    Other receivables ...............................................................          2,224,780           8,751,450
    Other current assets ............................................................          3,620,547           3,067,695
                                                                                           -------------       -------------
               Total current assets .................................................        104,532,573         178,702,043

Property and equipment, net .........................................................         98,133,719         119,231,169
Restricted cash .....................................................................          3,387,303           8,523,630
Notes receivable, less current portion ..............................................         15,748,739          53,811,652
Other receivables, less current portion .............................................            274,958           4,456,020
Stockholder notes receivable ........................................................          8,801,868           9,452,378
Investments .........................................................................          8,024,743           7,768,342
Other assets ........................................................................         12,126,519          19,068,868
                                                                                           -------------       -------------
               Total assets .........................................................      $ 251,030,422       $ 401,014,102
                                                                                           =============       =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long term debt ...............................................      $  11,838,495       $  17,669,020
    Accounts payable ................................................................         15,452,660          19,498,283
    Accrued expenses ................................................................         19,890,580          29,803,715
                                                                                           -------------       -------------
               Total current liabilities ............................................         47,181,735          66,971,018

Long term debt, less current portion ................................................         17,830,687          21,244,179
Stockholders' notes payable .........................................................          6,610,594           6,610,594
Other liabilities ...................................................................            574,030             825,492
                                                                                           -------------       -------------
               Total liabilities ....................................................         72,197,046          95,651,283
                                                                                           =============       =============

Minority interest in subsidiary .....................................................                 --             479,460

Commitments and contingencies (Note 13)
Stockholders' Equity:
        Class A common, par value $.01; 150,000,000 shares authorized;
           39,558,746 and 49,249,005 shares issued and
           outstanding in 2000 and 2001, respectively ...............................            395,588             492,490
        Class B common, par value $.01; 5,000,000 shares
           authorized; 3,448,004 and 2,433,126 shares issued and
           outstanding in 2000 and 2001, respectively ...............................             34,480              24,331
    Additional paid-in capital ......................................................        301,881,242         465,341,071
    Unearned stock-based compensation ...............................................         (3,160,004)         (2,386,678)
    Accumulated deficit .............................................................       (118,018,323)       (156,098,963)
    Stockholder note receivable .....................................................         (2,299,607)         (2,488,892)
                                                                                           -------------       -------------
               Total stockholders' equity ...........................................        178,833,376         304,883,359
                                                                                           -------------       -------------

               Total liabilities and stockholders' equity ...........................      $ 251,030,422       $ 401,014,102
                                                                                           =============       =============

* See note 2 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                               EDISON SCHOOLS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED JUNE 30
                                                           -------------------------------------------------------
                                                                1999              2000                2001*
                                                           -------------       -------------       -------------
Net revenue from educational services ...............      $ 132,762,491       $ 224,577,591       $ 375,817,681

Education and operating expenses:
    Direct site expenses ............................        114,096,875         192,601,707         315,750,041
    Administration, curriculum and development ......         49,984,180          40,643,025          58,104,452
    Depreciation and amortization ...................         12,525,904          20,905,833          34,354,738
    Pre-opening expenses ............................          5,457,113           8,371,923           8,641,021
                                                           -------------       -------------       -------------
               Total education and operating expenses        182,064,072         262,522,488         416,850,252
                                                           =============       =============       =============

Loss from operations ................................        (49,301,581)        (37,944,897)        (41,032,571)

Other income (expense):
    Interest income .................................          3,481,682           6,768,261          10,342,739
    Interest expense ................................         (3,244,782)         (3,433,759)         (5,417,357)
    Equity in loss of unconsolidated entity .........                 --          (1,975,257)           (291,400)
    Loss on disposal of fixed assets ................                 --                  --          (1,149,263)
    Other ...........................................           (368,110)             (3,962)             70,540
                                                           -------------       -------------       -------------
               Total other ..........................           (131,210)          1,355,283           3,555,259
                                                           =============       =============       =============

Loss before provision for taxes .....................        (49,432,791)        (36,589,614)        (37,477,312)

Provision for state and local taxes .................                 --                  --            (603,328)
                                                           -------------       -------------       -------------

Net loss ............................................      $ (49,432,791)      $ (36,589,614)      $ (38,080,640)
                                                           =============       =============       =============

Net loss attributable to common stockholders:
    Net loss ........................................      $ (49,432,791)      $ (36,589,614)      $ (38,080,640)
    Preferred stock accretion .......................         (1,026,462)
                                                           =============
               Net loss attributable to common
                  stockholders ......................      $ (50,459,253)      $ (36,589,614)      $ (38,080,640)
                                                           =============       =============       =============
Per common share data:
    Basic and diluted net loss per share ............      $      (16.24)      $       (1.32)      $       (0.79)
                                                           =============       =============       =============
    Weighted average shares of common stock
        outstanding used in computing basic and
        diluted net loss per share ..................          3,107,356          27,685,203          47,966,741
                                                           =============       =============       =============


     * Reflects reclassification of certain amounts. See note 16 to our consolidated financial statements.

  The accompanying notes are an integral part of these consolidated financial statements.

                               EDISON SCHOOLS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 2000 AND 2001


                                            PREFERRED STOCK
                                            ---------------
                                               SERIES A-G
                                               ----------
                                          SHARES          AMOUNT
                                          ------          ------
Balances, June 30, 1998                 21,724,147      $  494,937
Issuance of stock warrants
Issuance of Series D preferred
stock, net........................       4,108,288          41,083
Issuance of Series F preferred
stock, net........................       1,978,738          19,787
Issuance of Series G preferred
stock, net........................         400,000           4,000
Deferred compensation related to
stock options.....................
Stock-based compensation..........
Accretion of Series D preferred
PIK dividend......................                       1,026,462
Net loss for the year ended June
30, 1999..........................
                                        ------------    ------------
Balances, June 30, 1999...........      28,211,173      $1,586,269
Issuance of stock warrants
Issuance of Series F preferred
stock, net........................       3,393,619          33,936
Issuance of Series I common stock,
net...............................
Issuance of Class A common stock
in an initial  public offering....

Stock warrants exercised..........
Stock options exercised ..........
Deferred compensation related to
stock options.....................
Stock based compensation..........
Conversion of the Series A
through G Preferred Stock and
Series A through I common Stock to
Class A and Class B common stock..     (31,604,792)     (1,620,205)

Fractional Class A and Class B
common shares issued due to
rounding during conversion .......
Conversion of Class B  to
Class A)..........................
Stockholder notes receivable......
Interest on stockholder receivable

Net loss for the year ended June
30, 2000..........................
                                        ------------    ------------
Balances, June 30, 2000...........             --              --
Issuance of stock warrants........
Issuance of Class A common
Stock in secondary offerings......
Stock warrants exercised..........

Stock options exercised...........
To reclass Class B converted to
class A...........................
Deferred  compensation related to
stock options.....................
Stock based compensation.........
Interest on stockholder receivable
Net loss for the year ended June
30, 2001..........................
                                        ------------    ------------
Balances, June 30, 2001...........             --    $         --
                                        ============    ============







                                                                          COMMON STOCK
                                        -----------------------------------------------------------------------------
                                                 SERIES A-I                 CLASS A                CLASS B
                                                 ----------                 -------                -------
                                          SHARES          AMOUNT        SHARES     AMOUNT     SHARES        AMOUNT
                                          ------          ------        ------     ------     ------        ------
Balances, June 30, 1998                 3,107,356       $ 31,074
Issuance of stock warrants
Issuance of Series D preferred
stock, net........................
Issuance of Series F preferred
stock, net........................
Issuance of Series G preferred
stock, net........................
Deferred compensation related to
stock options.....................
Stock-based compensation..........
Accretion of Series D preferred
PIK dividend......................
Net loss for the year ended June
30, 1999..........................
                                       ------------    ----------    -----------  --------   -----------  ---------
Balances, June 30, 1999...........      3,107,356       $ 31,074
Issuance of stock warrants
Issuance of Series F preferred
stock, net........................
Issuance of Series I common stock,
net...............................              1              0
Issuance of Class A common stock
in an initial  public offering....
                                                                       6,800,000    68,000
Stock warrants exercised..........                                       597,528     5,976
Stock options exercised ..........                                       824,426     8,245      72,500        725
Deferred compensation related to
stock options.....................
Stock based compensation..........
Conversion of the Series A
through G Preferred Stock and
Series A through I common Stock to
Class A and Class B common stock..     (3,107,357)       (31,074)     31,240,934   312,409    3,471,215     34,712
Fractional Class A and Class B
common shares issued due to
rounding during conversion .......                                        15,319       153      (15,172)      (152)
Conversion of Class B  to
Class A)..........................                                        80,539       805      (80,539)      (805)
Stockholder notes receivable......
Interest on stockholder receivable

Net loss for the year ended June
30, 2000..........................
                                       ------------    ----------    -----------  --------   -----------  ---------
Balances, June 30, 2000...........              --             --     39,558,746  $395,588    3,448,004   $ 34,480
Issuance of stock warrants........
Issuance of Class A common
Stock in secondary offerings......                                     6,881,026    68,810
Stock warrants exercised..........                                       842,426     8,425          242          2

Stock options exercised...........                                       951,687     9,516
To reclass Class B converted to
class A...........................                                     1,015,120    10,151   (1,015,120)   (10,151)
Deferred  compensation related to
stock options.....................
Stock based compensation.........
Interest on stockholder receivable
Net loss for the year ended June
30, 2001..........................
                                       ------------    ----------    -----------  --------   -----------  ---------
Balances, June 30, 2001...........              --     $      --      49,249,005  $492,490    2,433,126   $ 24,331
                                       ============    ==========    ===========  ========   ===========  =========

                                         ADDITIONAL
                                          PAID-IN          UNEARNED        ACCUMULATED     STOCKHOLDER
                                          CAPITAL        STOCK-BASED        DEFICIT          NOTES          TOTAL
                                         (RESTATED)*     COMPENSATION      (RESTATED)*      RECEIVABLE    (RESTATED)*
                                         -----------     ------------     -----------       ----------    -----------
Balances, June 30, 1998...........      $ 56,535,198   $  (874,987)    $ (31,995,918)                     24,190,304
Issuance of stock warrants                   919,842                                                         919,842
Issuance of Series D preferred
stock, net........................        31,722,481                                                      31,763,564
Issuance of Series F preferred
stock, net........................        24,228,435                                                      24,248,222
Issuance of Series G preferred
stock, net........................         4,897,755                                                       4,901,755
Deferred compensation related to
stock options.....................        27,332,927     (27,332,927)                                             --
Stock-based compensation..........                        22,371,358                                      22,371,358
Accretion of Series D preferred
PIK dividend......................        (1,026,462)                                                             --
Net loss for the year ended June
30, 1999..........................                                       (49,432,791)                    (49,432,791)
                                         ------------   -------------   -------------   ------------    -------------
Balances, June 30, 1999...........      $144,610,176   $  (5,836,556)  $ (81,428,709)                  $  58,962,254
Issuance of stock warrants........           400,489                                                         400,489
Issuance of Series F preferred
stock, net........................        41,707,771                                                      41,741,707
Issuance of Series I common stock,
net...............................                                                                                --
Issuance of Class A common stock
in an initial  public offering....       109,632,298                                                     109,700,298

Stock warrants exercised..........            43,893                                                          49,869
Stock options exercised ..........        2,921,813                                                        2,930,783
Deferred compensation related to
stock options.....................        1,260,645       (1,260,645)                                             --
Stock based compensation..........                         3,937,197                                       3,937,197
Conversion of the Series A
through G Preferred Stock and
Series A through I common Stock to
Class A and Class B common stock..        1,304,158
Fractional Class A and Class B
common shares issued due to
rounding during conversion .......               (1)                                                               --
Conversion of Class B  to                                                                                          --
Class A)..........................
Stockholder notes receivable......                                                       (2,175,000)      (2,175,000)
Interest on stockholder receivable
                                                                                           (124,607)        (124,607)
Net loss for the year ended June
30, 2000..........................                                       (36,589,614)                    (36,589,614)
                                         ------------   -------------   -------------   ------------    -------------
Balances, June 30, 2000...........      $301,881,242   $  (3,160,004)  $(118,018,323)  $ (2,299,607)   $ 178,833,376
Issuance of stock warrants........           582,722                                                         582,722
Issuance of Class A common
Stock in secondary offerings......       151,661,865                                                     151,730,675
Stock warrants exercised..........         5,083,787                                                       5,092,214

Stock options exercised...........         5,033,677                                                       5,043,193
To reclass Class B converted to
class A...........................                                                                                --
Deferred  compensation related to
stock options.....................         1,097,778      (1,097,778)                                             --
Stock based compensation.........                          1,871,104                                       1,871,104
Interest on stockholder receivable                                                         (189,285)        (189,285)
Net loss for the year ended June
30, 2001..........................                                       (38,080,640)                    (38,080,640)
                                         ------------   -------------   -------------   ------------    -------------
Balances, June 30, 2001...........       $465,341,071   $  (2,386,678)  $(156,098,963)  $ (2,488,892)   $ 304,883,359
                                         ============   =============   =============   ============    =============


  The accompanying notes are an integral part of these consolidated financial statements.

* See note 2 to the consolidated financial statements.

                               EDISON SCHOOLS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED JUNE 30,
                                                                  ------------------------------------------------------
                                                                      1999               2000               2001*
                                                                  -------------       -------------       -------------
  Cash flows from operating activities:
    Net loss ...............................................      $ (49,432,791)      $ (36,589,614)      $ (38,080,640)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization of property and
               equipment ...................................         11,486,955          19,294,506          31,367,286
           Amortization of other costs .....................              5,000              16,133             954,417
           Amortization of deferred charter costs and
               original issue discount .....................            (68,688)           (184,193)             17,871
           Write-off of accounts receivable ................                 --                  --             769,643
           Stock-based compensation ........................         22,371,358           3,937,197           1,871,104
           Provision for fixed asset write-off .............            653,000            (153,000)           (154,115)
           Curriculum and equipment write-off ..............            437,768             309,741           4,187,079
           Loss (gain) on disposal of property and equipment            368,110                (268)          1,149,263
           Interest on stockholder note receivable .........                 --            (124,607)           (189,285)
           Equity in loss of unconsolidated entity .........                 --           1,975,257             291,400
           Minority interest in net loss of subsidiary .....                 --                  --             (70,540)
           Changes in operating assets and liabilities:
               Accounts and other receivables ..............         (4,671,023)        (28,996,467)        (41,300,966)
               Other current assets ........................           (623,756)         (2,180,627)            340,852
               Accounts payable and accrued expenses .......          2,563,812           1,294,561           9,303,690
               Other liabilities ...........................           (713,736)             95,902             251,462
                                                                  -------------       -------------       -------------
                   Cash used in operating activities .......        (17,623,991)        (41,305,479)        (29,291,479)
                                                                  -------------       -------------       -------------
Cash flows from investing activities:
    Additions to property and equipment ....................        (25,533,246)        (57,462,036)        (46,950,918)
    Proceeds from disposition of property and equipment, net         10,537,786           2,057,664          10,700,785
    Proceeds from notes receivable and advances due
        from charter schools ...............................            580,412           2,782,474          14,840,866
    Notes receivable and advances due from charter
        schools ............................................        (12,923,063)        (18,849,325)        (46,773,488)
    Investment in unconsolidated entity ....................                 --         (10,000,000)            (35,000)
    Cash from minority investee ............................                 --                  --             550,000
    Other assets ...........................................         (1,445,035)         (7,767,634)         (6,609,939)
                                                                  -------------       -------------       -------------
                   Cash used in investing activities .......        (28,783,146)        (89,238,857)        (74,277,694)
                                                                  -------------       -------------       -------------
Cash flows from financing activities:
    Proceeds from issuance of stock and warrants ...........         62,060,480         167,784,859         173,011,926
    Costs in connection with equity financing ..............         (1,146,939)        (13,362,202)        (11,145,844)
    Proceeds from stockholders' notes payable ..............            938,439                  --                  --
    Loan to stockholder ....................................                 --          (2,175,000)                 --
    Proceeds from notes payable ............................          9,624,131          13,001,328           8,898,445
    Payments on notes payable and capital leases ...........         (6,178,626)         (9,027,134)        (18,507,760)
    Restricted cash ........................................          1,540,584            (955,887)         (5,136,327)
                                                                  -------------       -------------       -------------
                   Cash provided by financing activities ...         66,838,069         155,265,964         147,120,440
                                                                  -------------       -------------       -------------

Increase in cash and cash equivalents ......................         20,430,932          24,721,628          43,551,267

Cash and cash equivalents at beginning of period ...........          7,491,644          27,922,576          52,644,204
                                                                  -------------       -------------       -------------
Cash and cash equivalents at end of period .................      $  27,922,576       $  52,644,204       $  96,195,471
                                                                  =============       =============       =============
Supplemental disclosure of cash flow information:
      Cash paid during the periods for: ....................
            Interest........................................      $   3,008,260       $   3,554,350       $   5,545,060
            Taxes...........................................                                              $     730,611
Supplemental disclosure of non-cash investing and
      financing activities:
      Accretion of Series D preferred PIK dividend..........      $   1,026,462
      Additions to other assets included in accounts payable                                              $   2,694,293
      Property and equipment acquired under
      capitalized lease obligations.........................                                              $  18,853,332
      Additions to property and equipment included
          in accounts payable...............................      $   8,489,460       $   7,666,235       $   2,543,497
      Additions to property and equipment financed by debt..                          $  10,770,375

     * Reflects reclassification of certain amounts.

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

               The Company provides the education program, recruits and manages personnel, and maintains and operates the facilities at each school it manages. The Company also assists charter schools in obtaining facilities and the related financing. As compensation for its services, the Company earns revenues which approximate, on a per pupil basis, the average per pupil spending of the school district in which the school is located.

2.             RESTATEMENT

               On May 14, 2002, Edison Schools concluded and resolved a confidential informal inquiry of its accounting practices and policies undertaken by the staff of the Securities and Exchange Commission ("SEC"). The SEC order agreed to by the Company in connection with the resolution of the informal inquiry does not result in the restatement of any revenue or operating results ("loss from operations and net loss") previously reported in the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Additionally, in connection with the SEC inquiry, the Company undertook a comprehensive review of its accounting and determined the need to restate the operating results for the first and third quarters of fiscal 2001 and to restate certain items of its balance sheet, to properly reflect certain liabilities and equity and to record compensation earned in fiscal years ended on or prior to June 30, 1998. The Company additionally has made other reclassifications for fiscal 2001 to record certain previously unrecorded adjustments; these reclassifications are to reclassify expenses recorded within certain captions on the consolidated statements of operations to more appropriate captions on the consolidated statements of operations and have no impact to the net loss in any period (see note 16 for information on fiscal 2001 quarters).

               As a result of the review of the Company's historical financial statements by the Company, which concluded in May 2002, the Company determined the need to restate the balance sheets for certain transactions first entered into in periods prior to June 30, 1998. The restatement is the result of changes to the accounting treatment for a severance arrangement with Benno C. Schmidt, Jr., Chairman of the Board of Directors, and a warrant agreement with the D2F2 Foundation, a philanthropic organization as follows:

               In 1992, the Company entered into an initial severance arrangement with Benno C. Schmidt, Jr. that required the Company to make a severance payment in the event he terminated his employment with the Company for any reason other than death. The Company has disclosed the material terms of the severance arrangement, including the amount of the severance payment, in its prior filings with the SEC. In the past, the Company accounted for this arrangement as a contingent liability and disclosed the amount in the footnotes to the Company's financial statements. The Company now believes that the full amount of the severance should have been accrued upon execution of the agreement. Accordingly, the net impact on prior periods balance sheets to reflect this liability and decrease shareholders' equity was $2.5 million, $2.5 million, $3.2 million and $3.2 million at June 30, 1998, 1999, 2000, and 2001, respectively. The Company has not paid any amounts pursuant to this severance agreement and Mr. Schmidt remains employed by the Company. Subsequent to June 30, 2001, Mr. Schmidt waived the right to receive the severance amount unless his employment is terminated without cause or he terminates his employment for good reason. Accordingly, the Company expects to reduce liabilities and increase additional paid-in capital by $3.2 million in the quarter ending June 30, 2002.

               In 1998, the Company sold to the D2F2 Foundation, in exchange for aggregate cash proceeds of $2.5 million, a warrant to purchase approximately 1.9 million shares of Edison's common stock. The warrant proceeds were required to be used by Edison to provide services to selected schools, as approved

                               EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED JUNE 30 1999, 2000 AND 2001

from time to time by the D2F2 Foundation during the five years following the agreement's execution. The proceeds were properly recorded as restricted cash in the Company's financial statements. Under the terms of the warrant, if the full amount of the cash proceeds were not spent by Edison during the five-year period, Edison would be required to return unexpended amounts, and a pro rata portion of the warrant (or shares already issued under the warrant, if applicable) could be canceled or redeemed at Edison's option at their issuance price. The warrant was described in the Company's prior SEC filings. The Company now believes that the warrant proceeds should have been accounted for as a liability, rather than equity, on the Company's balance sheet in prior periods until the purchase price was no longer subject to return. As of June 30, 2001, the current liability related to the warrant is less than $600,000. Edison's restated balance sheets reflect a liability of approximately $2.5 million, $1.6 million, $1.2 million and $600,000 at June 30, 1998, 1999, 2000, and 2001, respectively. If the remaining $600,000 of restricted cash is used to provide approved services as expected, the remaining liability will be reclassified to equity.

               The table below details the effect on the June 30, 2000 and 2001 balance sheet for these items (dollars in thousands):

                                                  June 30,
                                ---------------------------------------------------
                                         2000                        2001
                                ----------------------      -----------------------
                                  As            As           As             As
                                Reported      Restated      Reported       Restated
                                --------      --------      --------      --------
Accrued expenses .........      $ 16,211      $ 19,891      $ 26,903      $ 29,804
Additional paid-in capital      $303,061      $301,881      $465,938      $465,341
Accumulated deficit ......      $115,518      $118,018      $153,599      $156,099



3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

PROPERTY AND EQUIPMENT

               Property and equipment are stated at cost. Routine maintenance and repairs are expensed as incurred. The cost of major additions, replacements, and improvements are capitalized. Gains and losses from sales or retirements of property and equipment are included in earnings for the period. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets (30 years for buildings, the remaining lease term or useful life, which ever is shorter, for leasehold improvements and 3-5 years for all other items).

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

               Most of our management agreements provide that we earn a fee based upon the number of children that attend our schools and, therefore, we only earn revenue to the extent students attend our schools. In most instances, there is a `base' fee per pupil and several `categorical' fee components paid only for students in certain categories (e.g., low-income, English as a second language, etc.). In some of our charter schools, our fee has a fixed component and variable component. Even in contracts where we have fixed fee component, we have generally agreed to forego or reduce our fee if there is a budget shortfall at the charter school.

               The Company is generally responsible to its clients for all aspects of the management of its schools including but not limited to the: academic achievement of the students; selection, training and compensation of school personnel; procurement of curriculum and equipment necessary for operations of the school; and the safe operation of the school facilities. We often purchase certain essential services, such as transportation, from third parties and/or from our clients. In addition, teachers in schools generally remain employees of our clients and are often paid through the clients' payroll systems. Where such arrangements exist, the client deducts the amounts they have expended for staff salaries and/or purchased services from the amount owed to us when remitting payment. See table below for more detail of direct site expenses that are paid for by our clients on our behalf ("Direct site expense - client paid"). The Company follows the guidance of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent."

                                         June 30,
                            -----------------------------------
                              1999         2000          2001
                           --------      --------      --------
Direct site expenses:
    Company paid ....      $ 50,046      $ 93,087      $162,028
    Client paid .....        64,051        99,515       153,723
                           --------      --------      --------
Total ...............      $114,097      $192,602      $315,751
                           ========      ========      ========

                               EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED JUNE 30 1999, 2000 AND 2001

               The Company recognizes per-pupil funding from local, state and federal sources, including Title I and special education funding. Significant management estimates and assumptions are required to determine these funding levels, particularly in interim periods. On a quarterly basis, the Company records adjustments to revenue, if necessary, for enrollment fluctuations, changes to per-pupil funding estimates, and changes to estimates for federal and state categorical grant funding. Anticipated losses on contracts are charged to earnings when identified.

PHILANTHROPY

               The Company recognizes a receivable from a philanthropic foundation, included in other receivables, for curriculum and technology purchased on behalf of district clients in California which have been granted funds from the foundation.

               If the Company can not arrange for philanthropic entities to donate approximately $12.5 million in total to two clients, the Company will be required to make such donation itself.

               In 1998, the Company sold to the D2F2 Foundation, in exchange for aggregate cash proceeds of $2.5 million , a warrant to purchase approximately
1.9 million shares of Edison's common stock , as discussed in note 2. This amount was received and properly recorded as restricted cash in the Company's financial statements. The Company has accounted for the proceeds in accordance with EITF 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

POST-EMPLOYMENT BENEFITS

               In accordance with SFAS 112 " Employer's Accounting for post-employment Benefits," the Company accrues the cost of post-employment benefits rather than expensing the costs when paid. These benefits include a severance arrangement as discussed in note 2.

PRE-OPENING COSTS

               The Company expenses certain pre-opening training, personnel and other costs, which are incurred prior to the fiscal year in which operations commence at new school sites.

NOTES RECEIVABLE

               Notes receivable are recorded at face value, less an original issue discount if the note has a less than fair market value stated rate of interest. The original issue discount is calculated using the difference between the stated rate and the Company's rate of interest associated with the cost of funds for the period in which the note is issued. It is management's policy to recognize any note as uncollectible when, based on its assessment of events and circumstances, the collection of the note is not reasonably assured. If collection of a note was not deemed reasonably assured, the Company would provide an allowance or write down the note to the present value of future cash flows. No notes have been deemed uncollectible to date.

DEFERRED CHARTER COSTS

               Deferred charter costs arise when the Company provides cash to certain charter schools, which issue non-interest bearing notes to the Company in return. In accordance with APB No. 21, the Company discounts the non-interest bearing notes and records the corresponding discount as deferred charter costs. These costs represent the accounting recognition given to the Company's right to operate the charter school. Deferred charter costs are included in other assets and are amortized on a straight line basis over the same period as the life of the related contract.

               Net deferred charter costs were $1,479,361and $317,864 and accumulated amortization was $2,613,009 and $4,084,913 as of June 30, 2000 and 2001, respectively.

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

               Disclosures, including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method as stated in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," have been included in Note 11.

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

NET LOSS PER SHARE

               In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", basic earnings per share is computed using the weighted - average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent

                               EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED JUNE 30 1999, 2000 AND 2001

shares, such as convertible preferred stock, stock options, and warrants, have been excluded from the computation, as their effect is antidilutive for all periods presented.

LOSS PER SHARE

               The pro forma basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock assuming conversion of convertible preferred stock outstanding during the period under the if-converted method. Each outstanding share of common and preferred stock automatically converted into 0.45 shares of Class A Common Stock and 0.05 shares of Class B Common Stock in connection with the Company's initial public offering. See note 10.

The calculation of basic and fully diluted net loss per share for the year ended June 30, 2000 is as follows:

Net loss .......................................................................      $(36,589,614)
                                                                                      ============
Series A-1 Common outstanding at beginning of period, converted to Class A
         and B Common Stock ....................................................         3,107,356
Add:
Weighted average effect of issuance of Class A and Class B Common Stock
         through exercise of options and warrants ..............................           653,552
Weighted average effect of conversion of Series A-F Preferred and Non-Voting
         Series G Preferred outstanding at the beginning of period to
         Class A and B Common Stock ............................................        17,574,172
Weighted average effect of conversion of Series F Preferred issued during
         the period to Class A and B Common Stock ..............................         2,114,058
Weighted average effect of Class A and Class B Common Stock issued in
         conjunction with the Company's initial public offering ................         4,236,065
                                                                                      ------------
Weighted average shares of common stock outstanding used in computing basic
         and fully diluted net loss per share ..................................        27,685,203
                                                                                      ============
Basic and fully diluted net loss per share .....................................      $      (1.32)
                                                                                      ============

The calculation of basic and fully diluted net loss per share for the year ended
June 30, 2001 is as follows:

Net loss .......................................................................      $(38,080,604)
                                                                                      ============
Class A Common stock outstanding at beginning of period ........................        39,558,746
Class B Common stock outstanding at beginning of period ........................         3,448,004
Add:
Issuance of Class A Common stock (as if converted on a
    weighted average basis) ....................................................         5,974,982
Issuance (conversion) of Class B Common stock (as if
    converted on a weighted average basis) .....................................        (1,014,991)
                                                                                      ------------
 Weighted average number of shares outstanding,
    assuming conversion of convertible preferred stock used in
    computing basic and diluted net loss per share .............................        47,966,741
                                                                                      ============
                Basic and diluted net loss per share ...........................       $     (0.79)
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

                               EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED JUNE 30 1999, 2000 AND 2001

Significant estimates include, among other things, revenues, certain school expenses, useful lives, recoverability of equipment, notes and other financing receivable, loss on school contracts, deferred income tax valuation allowance, certain accrued expenses and expenses in connection with stock options and warrants; actual results could differ from these estimates.

SEGMENTS

               Management evaluates its operating performance as a single segment. The Company's Chief Operating Officer reviews school performance based on a comprehensive, whole school approach. Real estate, after school programs, summer school programs, food services and various other activities are not evaluated on an individual basis.

RECENTLY ISSUED ACCOUNTING STANDARDS

               In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") 141, "Business Combinations" and SFAS 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of SFAS 141 will be effective for the Company's business acquisitions that are consummated as of July 1, 2001. The Company adopted SFAS 141 as of July 1, 2001.

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

RECLASSIFICATION

               As discussed in Note 2, the Company has reclassified certain expenses recorded in the consolidated statement of operations for fiscal 2001. In addition, certain reclassifications have been made to the 1999 and 2000 financial statements to conform to current year presentation.

4.             NOTES RECEIVABLE

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

               In order for the loans to be repaid, the Company generally assists charter school boards in obtaining third party lender financing. Often third party financing requires the company to guarantee loans on behalf of these charter schools. A default by any charter school under a credit facility that is guaranteed by the Company may result in a claim against the Company for the full amount of the borrowings. (See

                               EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED JUNE 30 1999, 2000 AND 2001

Note 14).

               Notes receivable consist of the following:

                                                           JUNE 30,
                                                  ----------------------------
                                                     2000              2001
                                                  -----------      -----------
Notes receivable due from charter schools(a)      $16,366,552      $48,616,056
Other financing due from charter schools(b)        11,672,607       12,957,320
                                                  -----------      -----------
                                                   28,039,159       61,573,376
Less, current portion ......................       12,290,420        7,761,724
                                                  -----------      -----------
    Total notes receivable .................      $15,748,739      $53,811,652
                                                  ===========      ===========


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

               Aggregate maturities of notes receivable are as follows:

               For the fiscal year ending June 30,

2002 .............................................      $  7,761,725
2003 .............................................        19,218,528
2004 .............................................         3,599,235
2005 .............................................        12,078,153
2006 .............................................         7,304,934
Thereafter .......................................        11,930,391
                                                        ------------
                                                          61,892,966
Less: amount representing discount (see note 3(a))          (319,590)
                                                        ------------
Total notes receivable ...........................        61,573,376
Less: current portion ............................        (7,761,724)
                                                        ------------
Notes receivable, noncurrent .....................      $ 53,811,652
                                                        ============

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

5.             PROPERTY AND EQUIPMENT

               Property and equipment consist of the following:

                                                               JUNE 30,
                                               ----------------------------------
                                                    2000                 2001
                                               -------------       -------------
Land and buildings ......................      $   1,054,843       $   7,457,480
Leasehold improvements ..................         34,535,261          34,419,968
Furniture, fixtures and equipment .......         62,962,662          94,107,737
Software license ........................         11,658,986          11,694,133
Educational software and textbooks ......         28,717,566          37,350,776
                                               -------------       -------------
                                                 138,929,318         185,030,094
Accumulated depreciation and amortization        (40,795,599)        (65,798,925)
                                               -------------       -------------
    Property and equipment, net .........      $  98,133,719       $ 119,231,169
                                               =============       =============

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

6.             ACCRUED EXPENSES

               Accrued expenses consist of the following:

                                               JUNE 30,
                                     -----------------------------
                                       2000              2001
                                     (RESTATED)*      (RESTATED)*
                                     -----------      -----------
Accrued payroll and benefits ..      $16,381,701      $24,985,920
Accrued taxes other than income        1,656,501        1,654,563
Accrued other .................        1,852,378        3,163,232
                                     -----------      -----------
        Total accrued expenses       $19,890,580      $29,803,715
                                     ===========      ===========

* See note 2 to the consolidated financial statements

7.             LONG-TERM DEBT

               Long-term debt consists of the following:

                                             JUNE 30,
                                 ----------------------------------
                                     2000                2001
Notes payable(a) ...........      $ 19,044,476       $ 15,083,546
Financing Agreement(b) .....        10,580,944          7,700,553
Capital leases (Note 7) ....            43,762         16,129,100
                                  ------------       ------------
                                    29,669,182         38,913,199
Current portion ............       (11,838,495)       (17,669,020)
                                  ------------       ------------
        Total long-term debt      $ 17,830,687       $ 21,244,179
                                  ============       ============

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

               In connection with amounts currently outstanding under the notes payable and capital lease agreements (see Note 8), at June 30, 2000 and 2001, the Company had outstanding stock purchase warrants to lenders that provide for the purchase of up to 15,000 shares of common stock at a purchase price of

                               EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED JUNE 30 1999, 2000 AND 2001

$12.30 per share. The stock purchase warrants are exercisable 100% at the date of grant. The stock purchase warrant outstanding expires in fiscal 2005. At the time of issuance, the value of the warrants was not deemed significant pursuant to a calculation using the Black Scholes option pricing model. Accordingly, no value was assigned to the warrants.

               The Company is subject to certain reporting debt covenants under several of its debt agreements. If the Company were to fail to maintain a certain minimum cash balance it would be required to post additional cash collateral.

Aggregate maturities of notes payable are as follows:

For the fiscal year
ending June 30,
2002 .................  $11,714,055
2003 .................   10,244,632
2004 .................      825,412
                        -----------
     Total .......      $22,784,099
                        ===========

               In November 1999, the Company obtained a line of credit from Imperial Bank (the "LOC") which provided for borrowings of up to $10.0 million. No amounts were borrowed under the LOC and the Company terminated the LOC in November 2000.

8.             LEASES

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

                                            CAPITAL             OPERATING
                                            LEASES               LEASES
                                         --------------     ------------
For the fiscal year ending June 30,
2002 ..............................      $  7,732,564       $  6,055,872
2003 ..............................         7,662,595          6,212,328
2004 ..............................         3,261,168          6,136,753
2005 ..............................           409,997          5,959,537
2006 ..............................                --          6,523,083
Thereafter ........................                --         48,207,730
                                         --------------     ------------

Total commitments .................        19,066,324       $ 79,095,303
                                                            ============
Less amount representing interest .        (2,937,224)
                                         --------------
Present value of minimum
lease payments.....................         16,129,100
Less current installments of
capital lease obligation...........         (5,954,965)
                                         --------------
Capital lease obligations,
excluding current installments.          $   10,174,135
                                         ==============

               Total rental expense for each of the three years ended June 30, 1999, 2000 and 2001 related to operating leases amounted to approximately $3,388,000, $4,495,000, and $5,686,000 respectively.

9.             RELATED PARTY TRANSACTIONS

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

               In November 1999 and April 2000, the Company loaned $6,620,700 and $1,248,500, respectively to its President and Chief Executive Officer secured by two recourse notes. The loans bear interest at the greater of the prime rate or the Company's actual borrowing rate, in effect from time to time, with payment of the principal amount of $6,620,700 and accrued interest on the November 1999 loan due in full in November 2004 and payment of the principal amount of $1,248,500 and accrued interest on the April 2000 loan due in full in April 2005.

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

                              EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED JUNE 30, 1999, 2000 AND 2001


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

10.      COMMON AND PREFERRED STOCK

      Common and preferred stock consisted of the following:

                                                                            JUNE 30, 2000                   JUNE 30, 2001
                                                                         --------------------------    -------------------------
                                           AUTHORIZED       PAR          OUTSTANDING                   OUTSTANDING
DESCRIPTION                                  SHARES         VALUE          SHARES          AMOUNT        SHARES          AMOUNT
                                           -----------    ----------     ----------        -------     ----------     ----------
Class A Common Stock .................     150,000,000    $      .01     39,558,746        395,588     49,249,005        492,490
Class B Common Stock .................      5,000,000     $      .01      3,448,004         34,480      2,433,126         24,331
Preferred Stock ......................      5,000,000     $      .01             --             --             --             --
                                                                         ----------     ----------     ----------     ----------
      Total common and preferred stock                                   43,006,750     $  430,068     51,682,131     $  516,821
                                                                         ==========     ==========     ==========     ==========

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

           In general, holders of Class A Common Stock have the same rights as the holders of Class B Common Stock, except that:

    - holders of Class A Common stock have one vote per share and holders of Class B Common Stock have ten votes per share; and

    - holders of Class B Common Stock elect , as a separate class, four of the 11 members of the Company's Board of Directors and the holders of Class A Common Stock elect , as a separate class, the remaining seven directors.

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

           In connection with a private placement that closed in December 1997, August 1998 and December 1998, the Company sold units consisting of a share of stock, three options for fractional shares of common stock, and a note payable for 22.8 cents per share. The first option entitles the holder to .0086359 share of

                              EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED JUNE 30, 1999, 2000 AND 2001


Class A Common Stock and .0009595 share of Class B Common Stock at an exercise price of $20.00 per share. The option expires between years 2003 and 2005. The second option entitles the holder to .0086359 share of Class A Common Stock and .0009595 share of Class B Common Stock at an exercise price of $3.00 per share. The option became vested upon the completion of the Company's initial public offering ("IPO") and expires 10 years after vesting. The third option entitles the holder to .0129537 share of Class A Common Stock and .0014393 share of Class B Common Stock at an exercise price of $16.00 per share. However, this option only vests if the Company is a public company and its closing price has been $32.00 per share for more than 90 consecutive days. This option expires 10 years after vesting. As of June 30, 2001, stock options issued and outstanding in conjunction with the private placement entitled the holders to purchase 399,104 shares of Class A Common Stock and 44,387 shares of Class B Common Stock.

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

11.      STOCK OPTIONS

         A summary of the Company's employee stock option activity is as follows:


                                                                           WEIGHTED             STOCK               WEIGHTED
                                                                           AVERAGE OF           OPTIONS             AVERAGE OF
                                                               SHARES   EXERCISE PRICES       EXERCISABLE         EXERCISE PRICES
                                                               ------   ---------------       -----------         ---------------
Under option at June 30, 1998 .................              6,833,498      $20.52            1,253,459           $    2.56
Options granted in fiscal 1999 ................              1,236,109      $16.16              171,663           $   17.08
Options cancelled in fiscal 1999 ..............               (151,583)     $ 3.56
 ..............................................              ---------
Under option at June 30, 1999 .................              7,918,024      $20.44            2,608,990           $    4.02
Options granted in fiscal 2000 ................              2,178,169      $17.05              314,081           $   13.49
Options exercised in fiscal 2000 ..............               (920,014)     $ 3.30
Options cancelled in fiscal 2000 ..............               (189,380)     $ 8.60
                                                             ---------
Under option at June 30, 2000 .................              8,986,799      $21.52            3,460,134           $    8.58
Options granted in fiscal 2001 ................              1,358,811      $24.72               80,320           $   23.47
Options exercised in fiscal 2001 ..............               (957,059)     $ 5.47
Options cancelled in fiscal 2001 ..............               (138,733)     $10.75
                                                             ---------
Under option at June 30, 2001 ................               9,249,818      $23.88            3,244,094           $   11.08
                                                             =========

            The Company granted options for a total of 1,477,820 shares under three now closed employee option plans: the 1998 Site Option Plan, the 1999 Stock Option Plan and the 1999 Key Stock Incentive Plan.

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

                              EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED JUNE 30, 1999, 2000 AND 2001



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

            The following table summarizes information about stock options outstanding at June 30, 2001:


                                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                             --------------------------------------------------  ----------------------
                                                 WEIGHTED
                                                 AVERAGE           WEIGHTED                     WEIGHTED
                                                REMAINING          AVERAGE OF                   AVERAGE OF
     RANGE OF                  SHARES           CONTRACTED         EXERCISE        SHARES       EXERCISE
  EXERCISE PRICES            OUTSTANDING          LIFE              PRICES       EXERCISABLE     PRICES
-----------------            -----------        ---------           ------       -----------     ------
$2.50                         909,203              3.87        $     2.50          901,314     $     2.50
$3.00 - $  8.00 .........     613,797              6.52        $     4.96          456,797     $     4.44
$12.30 ..................   1,267,306              8.08        $    12.30          530,690     $    12.30
$14.25 - $16.00 .........     794,056              6.68        $    15.90          772,225     $    15.95
$20.00 - $21.31 .........   1,336,045              9.06        $    20.81          182,547     $    20.75
$22.00 - $25.88 .........   1,612,220              9.11        $    24.27          397,884     $    22.51
$27.00 - $33.13 .........   1,317,191              6.75        $    31.87            2,637     $    29.90
$56.00 ..................  $1,400,000              6.46        $    56.00                0     $    56.00
                           ----------                                           ----------
                            9,249,818                                            3,244,094
                           ==========                                           ==========

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

            Had compensation cost for the Company's stock option issuances been determined based on the fair value at the grant date for awards in each of the three years ended June 30, 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share attributable to common stockholders would have been adjusted to the pro forma amounts indicated below:

                              EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED JUNE 30, 1999, 2000 AND 2001


                                                                  YEAR ENDED JUNE 30,
                                                       --------------------------------------------
                                                          1999            2000            2001
                                                       ------------    ------------    ------------
Net loss attributable to common stockholders - as
    reported .....................................     $(50,459,253)   $(36,589,614)   $(38,080,640)
Net loss attributable to common stockholders - pro
    forma ........................................     $(28,334,780)   $(38,612,431)   $(38,486,252)
Basic and diluted net loss attributable to common
    stockholders per share - as reported .........     $   (16.24)     $    (1.32)     $    (0.79)
Basic net loss attributable to common stockholders
    per share - pro forma ........................     $    (9.12)     $    (1.39)     $    (0.80)


            The fair value of each option grant is estimated on the date of the grant using the "Black-Scholes Option-pricing Model" with the following weighted average assumptions used for grants for each of the years ended June 30, 1999, 2000 and 2001: zero dividend yield; no volatility; a weighted average risk-free interest rate of 5.40%, 6.18% and 5.50% respectively; and expected lives of 6.7,
8.86 and 9.46 years, respectively.

     The following table summarizes the weighted-average grant-date fair values of options granted during fiscal 2001:


                                          EXERCISE PRICE          EXERCISE PRICE              EXERCISE PRICE
                                            EQUALED FAIR          EXCEEDED FAIR               LESS THAN FAIR
                                          VALUE AT ISSUANCE     VALUE  AT ISSUANCE           VALUE AT ISSUANCE
                                          -----------------     ------------------           -----------------
Weighted average exercise price of
  options granted during the year ....     $   24.95                 NA                         $   12.30
Weighted average fair value of options
  granted during the year ............     $   24.95                 NA                         $   25.88



12.      INCOME TAXES

     There is no provision for federal or state and local income taxes pro forma or otherwise for the years ended June 30, 1999, 2000 and 2001, since the Company has incurred net losses. Due to the uncertainty of the Company's ability to realize the tax benefit of such losses, a valuation allowance has been established to equal the total net deferred tax assets.

     The components of deferred tax assets and liabilities consist of the following:

                                                 JUNE 30,
                                        ------------------------------
                                           2000              2001
                                        ------------      ------------
Deferred tax assets:
    Net operating loss carryforward     $ 44,030,400      $ 57,340,999
    Accrued liabilities ...........        2,425,004         5,651,544
    Stock options .................        9,880,538        10,088,398
    Amortization ..................          951,596           197,600
    Organizational costs ..........            7,315             1,995
    Property and equipment ........        1,166,465           853,571
                                        ------------      ------------
      Total deferred tax assets ...       58,461,318        74,134,107
Valuation allowance ...............      (58,461,318)      (74,134,107)
                                        ------------      ------------
      Net deferred tax asset ......     $         --      $         --
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

                              EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED JUNE 30, 1999, 2000 AND 2001



     The Company has provided approximately $603,000 in 2001 for state and local tax incomes relating to jurisdictions that require taxes to be recorded on bases other than income.

13.      EMPLOYEE BENEFIT PLANS

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

14.      COMMITMENTS AND CONTINGENCIES

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

     The fourth facility, currently housing two schools, has been leased for a 20 year term expiring in November 2020. The management agreement to operate in this facility expires in June 2005. The annual lease payment is $362,000 per year and increases by 9% in fiscal 2006, 2011 and 2016 resulting in a final year's annual rent of $468,800.

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

                              EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED JUNE 30, 1999, 2000 AND 2001

LITIGATION

            The Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's financial position or results of operations.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its executives. Such agreements may be terminated by either the executive or the Company at any time and provide, among other things, certain termination benefits. As of June 30, 2001, the aggregate termination benefits of the executives and certain other employees approximated $2.6 million. Additionally, as of June 30, 2001, the Company has recognized non-cash charges of $3.2 million related to post-employment benefits as noted in footnote 2.

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

15.      CONCENTRATION OF CREDIT RISK

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

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

            Summarized unaudited quarterly data for the years ended June 30, 2001 and 2000 are as follows (dollars in thousands, except for per share amounts):

                              EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED JUNE 30, 1999, 2000 AND 2001

                                                               QUARTER
                                       ------------------------------------------------------
                                        FIRST                          THIRD
2001                                  (RESTATED)*      SECOND**      (RESTATED)*     FOURTH**(a)
                                       ---------      ---------      ---------      -----------
Revenues from educational services     $  64,791      $ 102,295      $  99,604      $ 109,128
Gross site contribution ..........         3,374         17,173         18,274         21,247
Loss from operations .............       (20,808)        (4,067)        (6,616)        (9,541)
Net loss .........................       (20,108)        (3,191)        (5,982)        (8,799)
Loss per common share
         Basic and diluted .......         (0.44)         (0.07)         (0.13)         (0.17)

*Amounts reflect restatement and reclassifications . See note 2 to the consolidated financial statements for information on the restatement. Amounts that have been reclassified are discussed below.
** Amounts which have been reclassified are discussed below.
(a) See note 5 to the consolidated financial statements regarding fourth quarter 2001 inventory adjustment.



                                                            QUARTER
                                       --------------------------------------------------
2000                                     FIRST        SECOND        THIRD        FOURTH
                                       --------      --------      --------      --------
Revenues from educational services     $ 41,151      $ 61,596      $ 61,531      $ 60,300
Gross site contribution ..........        2,156         9,903         9,981         9,936
Loss from operations .............      (15,472)       (6,208)       (6,571)       (9,694)
Net loss .........................      (15,669)       (6,044)       (6,138)       (8,739)
Loss per common share
         Basic and diluted .......        (0.46)        (0.16)        (0.14)        (0.20)

         In fiscal 2001, the Company concluded that two of its client contracts would lose money for the remainder of their contract terms. The Company, which had been recognizing these losses as incurred, determined it was more appropriate to recognize all of the estimated losses expected over the remainder of the contracts' terms in the first quarter of 2001 when such estimated losses first became reasonably estimable. Accordingly, the Company restated the first quarter of fiscal 2001 primarily to record losses expected for the remainder of their contract term on these two client contracts. In addition, the Company included in the restated first quarter of fiscal 2001 certain reclassifications and other previously unrecorded offsetting amounts incurred in the quarter; such items primarily related to the reversal of excess accrued liabilities and fixed asset costs that should have more properly been capitalized. The impact of these net adjustments on the first and third quarters of fiscal 2001 was to increase the net loss in the first fiscal quarter of 2001 by $600,000 and decrease the net loss in the third quarter of fiscal 2001 by a similar amount.

         In addition, the Company has made other reclassifications in the quarters, including the second and fourth, to record certain previously unrecorded adjustments; these additional adjustments impact the classification of expenses within the unaudited statements of operations and have no impact on the net loss in any period. The captions on the statement of operations affected and supporting explanations are as follows:


                                                                       QUARTER
                            --------------------------------------------------------------------------------------------------------

2001                               FIRST(1)              SECOND(1)(2)              THIRD(1)                   FOURTH(1)(2)
                                   --------              ------------              --------                   ------------
                                         As                                               As
                            As          Reclassified   As         As            As        Reclassified    As            As
                            Reported    and restated   Reported   Reclassified  Reported  and restated    Reported      Reclassified
                            --------   ------------    --------   ------------  --------  ------------    --------      ------------
Gross site contribution     $  4,260   $  3,374       $ 17,353   $ 17,173       $ 17,562  $ 18,274       $ 20,991      $ 21,247
Loss from operations ..      (20,136)   (20,808)        (3,964)    (4,067)        (7,185)   (6,616)        (9,437)       (9,541)
Net loss ..............      (19,539)   (20,108)        (3,191)    (3,191)        (6,551)   (5,982)        (8,799)       (8,799)

                              EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED JUNE 30, 1999, 2000 AND 2001

(1) As discussed above, the Company has restated the first quarter of fiscal 2001 to record a contract loss of $2.4 million. The contract loss recognized in this quarter affects the subsequent three quarters by reversing previously reported losses of approximately $190,000, $600,000, and $35,000 in the second, third and fourth quarters, respectively. The remainder of the contract loss will offset losses incurred in subsequent periods. The contract loss of $2.4 million in the first quarter was partially offset by the reversal of excess liabilities accrued in the quarter (approximately $700,000) and fixed asset costs (approximately $1.0 million) that should have more properly been capitalized. In the aggregate, these items result in a reduction of gross site contribution in the first quarter of fiscal 2001 of approximately $700,000. In addition, there is a reduction to gross site contribution (approximately $170,000) resulting primarily from recognition of rent expense on a straight-line basis rather than as incurred. The increase in loss from operations is the result of the change in gross site contribution partially offset by the reversal of excess amortization on discounted notes previously recognized. The increase in net loss reflects the above changes partially offset by a reduction in the tax provision for an amount in excess of the required taxes to be accrued.

         The Company has also restated the third quarter of fiscal 2001 for the contract loss now recognized in the first quarter of fiscal 2001; the Company has made other reclassifications for previously unrecorded adjustments. The increase in gross site contribution (approximately $700,000) is the net result of recognition of additional rent expense on a straight-line basis rather than as incurred, partially offset by the reversal of amounts in excess of amounts required for certain liabilities and the reversal of contract losses as described in the preceding paragraph. The reduction in loss from operations and net loss (approximately $600,000) is the result of the change in gross site contribution offset by the recognition of additional amortization on discounted notes not previously recognized.

(2) In the second and fourth quarters of fiscal 2001 the Company has also recorded previously unrecorded adjustments; the net impact of recording these adjustments did not change the amount of net loss previously reported. The changes in gross site contribution are the net result of reclassification of certain technology costs as expense rather than capital, and the recognition of rent expense on a straight-line basis rather than as incurred; these adjustments were partially offset by the reversal of certain excess liabilities and the reversal of contract losses as described in (1) above. The changes in loss from operations are the result of the change in gross site contribution partially offset by an adjustments to amortization on discounted notes. Net loss did not change in either quarter due to the above changes being offset by a reduction in excess taxes accrued in the periods.

17.      SUBSEQUENT EVENTS

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

ACQUISITION OF LEARNNOW, INC.

            Effective July 3, 2001 the Company acquired 100% of the outstanding shares of LearnNow, Inc. for approximately $29 million in Company stock and $3 million in cash. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to goodwill.

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

                              EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED JUNE 30, 1999, 2000 AND 2001

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

                              EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED JUNE 30, 1999, 2000 AND 2001

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

      10.6**#         Letter Agreement, dated as of June 20, 2000, between the
                      Registrant and Benno C. Schmidt, Jr

      10.7**#         Letter Agreement, dated as of March 15, 1995, between the
                      Registrant and John E. Chubb

      10.8**          Preferred Stock Purchase Agreement, dated as of July 2,
                      1999, between the Registrant and Apex Online Learning Inc.

      10.9**          Amended and Restated Shareholders Agreement, dated as of
                      December 16, 1999, between the Registrant, Apex Online
                      Learning Inc. and other parties

      10.10**         Lease Agreement, dated as of April 4, 1995, between the
                      Registrant and 521 Fifth Avenue Associates, as amended on
                      June 6, 1996, December 8, 1997 and February 23, 2000

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

      10.14**#        Promissory note, dated as of January 23, 1996, from Benno
                      C. Schmidt to 'he Registrant

      10.15**# Allonges, dated as of October 4, 1999, to promissory notes, dated as of June 5, 1992 and January 23, 1996, from Benno C. Schmidt, Jr. to the Registrant

      10.16**#        Form of Letter Agreement between the Registrant and H.
                      Christopher Whittle

      10.17**#        Letter Agreement, dated as of July 1, 1999, between the
                      Registrant and Christopher D. Cerf

      10.18**#        Loan Agreement between the Registrant and WSI Inc

                              EDISON SCHOOLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEAR ENDED JUNE 30, 1999, 2000 AND 2001


      EXHIBIT
      NUMBER                          DESCRIPTION
      -------                         -----------
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

      10.24* Contract of Sale, dated as of January 11, 2000, between the Registrant and Castle Senior Living, LLC

      10.25* Letter of Intent, dated as of June 8, 2000, between the Registrant and IBM

      10.26*          License Agreement, dated as of June 12, 2000, between the
                      Registrant and IBM

      10.27* Letter of Intent, dated as of April 10, 2000, between the Registrant and the Museum of African Art

      10.28* Term Lease Master Agreement, dated as of May 1, 2000, between the Registrant and Global Lyceum, Inc

      10.29*#         Promissory Note dated as of June 9, 2000 from Manuel J.
                      Rivera to the Registrant

      10.30****       Agreement, dated as of June 29, 2000, between the
                      Registrant and IBM Credit Corporation

      10.31****       Fundraising Agreement, dated as of June 23, 2000, between
                      the Registrant and Alliance Facilities Management, Inc..

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

      10.33****       Master Agreement to Lease Equipment, dated as of June 30,
                      2000, between the Registrant and Cisco

      10.34****       Limited Liability Company Operating Agreement of Alliance
                      Edison LLC

      10.35****       Promissory Note, dated as of July 21, 2000, issued by the
                      Registrant in the name of Alliance Edison LLC

      10.36****       Payment Guaranty, dated as of July 21, 2000, between the
                      Registrant and Keybank National Association

      23.1            Consent of PricewaterhouseCoopers LLP

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-39516).
** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-
                                       54

         84177).
*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-27817).
**** Incorporated by reference for the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 000-27817)
# Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.