Form 10-K
period 2002-06-30
EDISON SCHOOLS INC
filed 2002-09-30
CIK 1089567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One)

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     [ ]            FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                                       OR

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

          521 FIFTH AVENUE, 11TH FLOOR, NEW YORK, NY 10175 (Address of
                     principal executive offices)(Zip Code)

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

                             YES   X    NO
                                 ----      ----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant's class A common stock on September 25, 2002, as reported on the Nasdaq National Market, was approximately $18,200,000.

      The number of shares of the registrant's class A common stock outstanding on September 25, 2002 was 52,018,855 and the number of shares of the registrant's class B common stock outstanding on September 25, 2002 was 1,805,132.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 2002 are incorporated by reference into Part III of this Form 10-K. Unless the context otherwise requires, in this Form 10-K, the terms "we," "our," the "Company" and "Edison" refer to Edison Schools Inc. and its subsidiaries.

                               EDISON SCHOOLS INC.

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

  PART I                                                            PAGE
                                                                    ----
  Item 1.    -  Business..........................................     4
  Item 2.    -  Properties .......................................    21
  Item 3.    -  Legal Proceedings.................................    21
  Item 4.    -  Submission of Matters to a Vote of Security Holders   22
             -  Executive Officers and Directors of the Registrant    23

  PART II                                                           PAGE
                                                                    ----
  Item 5.    -  Market for Registrant's Common Equity and Related
                Stockholder Matters................................   25
  Item 6.    -  Selected Financial Data............................   26
  Item 7.    -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations................   28
  Item 7A.   -  Quantitative and Qualitative Disclosures About
                Market Risk .......................................   51
  Item 8.    -  Financial Statements and Supplementary Data........   52
  Item 9.    -  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure................   52


  PART III                                                           PAGE
                                                                     ----
  Item 10.   -  Directors and Executive Officers of the Registrant    53
  Item 11.   -  Executive Compensation............................    53
  Item 12.   -  Security Ownership of Certain Beneficial Owners and
                Management........................................    53
  Item 13.   -  Certain Relationships and Related Transactions....    53

  PART IV                                                           PAGE
                                                                    ----
  Item 14.   -  Exhibits, Financial Statements and Reports on
                Form 8-K ........................................   54

  SIGNATURES.....................................................   55

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

      Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Risk Factors That May Affect Future Results" and elsewhere in this report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on form 10-Q that we file in fiscal 2003. All forward-looking statements included in this Annual Report are based on information available to us up to and including the date of this document, and we expressly disclaim any obligation to alter or update our forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                     PART I

ITEM 1. BUSINESS

      Edison is the nation's largest private operator of public schools serving students from kindergarten through 12th grade. We contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on other public schools in the area. Over the course of three years of intensive research, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We opened our first four schools in August 1995, and have grown rapidly in every subsequent year. In the 2001-2002 school year, we served approximately 74,000 students in 133 schools located in 22 states across the country and the District of Columbia. This represents an increase of 17,000 students and one new state from the 2000-2001 school year. For the 2001-2002 school year, approximately 52,000 students were enrolled in our schools in grades pre-K-5, approximately 17,000 in grades 6-8 and approximately 5,000 in grades 9-12. In the 2002-2003 school year, we expect to enroll approximately 80,000 students in 150 schools located in 23 states and the District of Columbia. Additionally, during the summer of 2002, we served approximately 35,000 students in our summer school program. Our net revenue was $465.1 million in fiscal 2002. We attribute our growth in part to the demonstrated success of our schools, as measured by significant improvements in student academic performance and high levels of parental satisfaction.

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

      These benefits contribute to an enhanced educational experience that we believe has proven attractive to public school authorities, parents and teachers alike. Elements of that experience include:

         - a rich and challenging curriculum based on clear standards and high expectations for all students;

         - a significantly longer school day and year in schools that adopt this part of our model;

         -        an enriched technology program;

         - an emphasis on the professional growth of teachers through a commitment to training, an explicit career ladder and a school management structure that allows teachers to participate in the leadership of the school;

         -        a support system focused on improving student achievement;

         - exposure to foreign language beginning in kindergarten in schools that adopt this part of our model; and

         -        an emphasis on parental involvement and character development.

      We have an experienced and talented management team led by H. Christopher Whittle, founder of several media enterprises, including the first national electronic news system for middle and high schools in the United States, Benno
C. Schmidt, Jr., former President of Yale University, Christopher D. Cerf, former Associate Counsel to President Clinton from 1994 to 1996, John E. Chubb, senior fellow at the Brookings Institution and noted author and speaker on education reform, and Charles J. Delaney, former president of UBS Capital America. In addition, the management team includes a number of former public school system superintendents.

INDUSTRY BACKGROUND

      During the 2000-2001 school year, over 14,500 school districts comprising approximately 90,640 K-12 schools enrolled an estimated 47.2 million students. Despite the growth in spending on public education over the last decade, student achievement has progressed very little and remains low. For example, on the National Assessment of Educational Progress, only approximately 27% of students in grades 4 and 8 met grade level standards in mathematics in 2000, the last year for which results are available. In reading, only approximately 32% of students in grades 4 met grade level standards in 2000, and only approximately 33% of students in grades 4 and 8 met grade level standards in 1998. Only approximately 25% of students in grades 4 and 8 met grade level standards in writing in 1998. The National Assessment of Educational Progress, a testing program conducted by the U.S. Department of Education since 1970, uses tests specially designed to measure how well students meet grade level standards established by a national panel of education experts. The tests are administered to random national samples of students at three grade levels every other year, or every fourth year, in major subjects.

      Public education is currently high on national, state and local political agendas. President Bush and both major national political parties have placed education at the center of their national platforms, and many state and local authorities have enacted or encouraged measures to implement significant educational reforms. Some of these reforms are programmatic innovations occurring within public schools. Examples include expanded levels of teacher training, higher standards, more rigorous testing and more effective technology. Other initiatives have sought to reform the public education system itself by embracing the market-oriented concepts of competition, accountability and a broader range of parental choice. Key reform initiatives include the following:

         - NO CHILD LEFT BEHIND. On January 8, 2002, President Bush signed into law the No Child Left Behind Act (NCLBA), a comprehensive education reform package that will have a wide range of effects on the education establishment. Many of the provisions of the NCLBA are designed to lift the achievement level of under-performing students in traditionally low-achieving schools. This new legislation mandates that schools that fail to meet adequate yearly progress must take a series of steps to remedy their poor academic performance. These steps may include: providing supplemental services to its students; offering school choice options to its students; spending more Title I funds on professional development for teachers; reopening the school as a charter school; and contracting with a private management company. Additionally, all newly hired teachers must be highly qualified -- a new teacher must hold at least a bachelor's degree and must demonstrate knowledge of the subjects he or she is teaching by passing a rigorous state test.

         - CHARTER SCHOOLS. Since Minnesota first enacted legislation in 1991, 39 states and the District of Columbia have passed charter school legislation. Under the typical charter school statute, identified entities, such as the state board of education or a state university, are authorized to grant a specified number of charters to community groups or non-profit entities to create a public school. A growing number of charter boards in turn contract with private sector organizations to operate the schools. In return for a large measure of autonomy from regulation, the charter school is accountable for student academic performance. Many charter school statutes limit the number of charter schools or the number of students that may enroll in charter schools. Currently, there are 2,700 charter schools in operation, with an estimated enrollment of over 575,000 students in 36 states and the District of Columbia.

         - CONTRACT SCHOOLS. Contract schools are public schools operated by private organizations based upon management agreements with local school boards. Unlike charter schools, contract schools do not require specific statutory authority, but are created through a contract between a school management company and a school board in accordance with existing authority.

         - VOUCHER PROGRAMS. Voucher programs provide for the issuance to parents of tuition vouchers worth a certain amount of money that they can redeem at any approved school of their choice. These programs allow students to choose among public schools, which would have to compete for students, or possibly even attend private schools. Legislation in Wisconsin has provided vouchers in Milwaukee since 1990, and legislation in Ohio has provided for vouchers in Cleveland since 1996. In June 2002, the Supreme Court ruled that the Cleveland program did not violate the First Amendment of the U.S. Constitution, which has encouraged voucher advocates across the country, although in August 2002 a Florida circuit court ruled that the state's 1999 voucher legislation violated the state constitution. Voucher legislation has also been introduced in several other states, and private philanthropists have funded a number of voucher programs.

         - CHOICES OFFERED BY SCHOOL DISTRICTS. School districts are offering increased choice to their students by, for example, establishing magnet schools serving students within the district and allowing students to attend schools across district lines. Magnet schools are specialized public schools offering unique programs, such as curricula emphasizing math, science or the arts.

         - STATE TAKEOVER STATUTES. Some states have exercised their ability under local law to divest local school boards of their authority to manage an identified school or schools within the district. These states include, among others, Maryland, New Jersey, Michigan and Pennsylvania. One of those states, Maryland, has opted to contract with us to provide educational services at three identified schools in Baltimore. As a result of a program instituted under Pennsylvania's Act 46, the School Reform Commission of the School District of Philadelphia has contracted with us to manage 26 schools. Additionally, as a result of a program instituted under Pennsylvania's Educational Empowerment Act, we are currently managing 10 schools in Chester, Pennsylvania.

         Incorporating elements of both a market-oriented approach and programmatic innovation, we are a leader in offering reform alternatives to local school boards searching for new approaches to education. For the 2001-2002 school year, we operated 83 contract schools with a total enrollment of 50,000 students and 50 charter schools with a total enrollment of 24,000 students. Of these contract schools, 16 were operated under charters granted by school districts, which provided the facilities. We categorize these schools as contract schools because we do not provide the facilities and therefore the economics of these arrangements closely resemble those of a contract school. The remaining 67 contract schools were operated under management agreements with local school boards. We also operated summer school programs during the summer of 2002 serving approximately 35,000 students at 178 school sites in partnership with 51 school districts.

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

Examples of the latter include a national teacher and principal recruiting system; an infrastructure to support teacher and principal training both before and after a school opens; a national distribution network for curriculum materials, technology equipment and supplies; and information and support systems to track and enhance student progress against identified goals.

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

CURRICULUM

      Demanding program of study. Our curriculum is guided by detailed and demanding student academic standards that specify what students should know and be able to do at the end of each school year in twenty fields of study, from reading, writing and mathematics to economics, geography, visual arts and foreign languages. Our curriculum is also rich in content. For example, students at the junior and high school levels normally study three years of world history and literature and two years of U.S. history and literature. In addition, all high school students have the opportunity to complete biology, chemistry and physics by the end of 11th grade, and we offer a wide range of advanced placement courses to students in the 11th and 12th grades.

      Professional development. Our professional development program provides opportunities for teachers and principals to learn how to implement our program and develop their skills as educators. We typically provide teachers and principals with two weeks of training before a school first opens and additional support and training during the school's initial year. In addition, in schools that have chosen a longer day teachers generally have two periods every day for professional development, and our school calendars provide at least three days for ongoing training each year. We also offer several major national curriculum conferences annually for different specialists within our schools and many regional conferences.

      Proven instruction methods. We use instruction methods derived from systematic research. For example, our elementary schools implement either Success for All, a K-5 reading program developed at Johns Hopkins University and refined through experimental studies directed by Johns Hopkins University, or Open Court, another research-based program from SRA-McGraw Hill. Our schools generally use mathematics programs developed through years of research by the University of Chicago School Mathematics Project.

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

      Regular assessments of student performance. We routinely monitor our students' progress against academic standards. We connect our standards and instructional programs with state standards and assessments, and we believe our students are well prepared for state and local tests, for which we are held accountable. Each quarter teachers complete a unique report card, known as a Quarterly Learning Contract, which is a special narrative report card that tracks student progress against academic standards and sets specific goals for students. We believe this is a contrast to the typical American report card that grades progress relative to each teacher's subjective classroom standards. Students also receive traditional letter grades in the Quarterly Learning Contract. Our students take all standardized tests required by state and local authorities. We have introduced a monthly electronic benchmark assessment system that provides us with detailed measurements of student progress toward achieving grade level academic standards. We use these assessments to determine whether we should adjust our instructional programs to help our students achieve the academic requirements of their grade level. With the 2002-2003 school year, we have begun to introduce state-specific monthly benchmark content in a number of states in which we operate. This state-specific content will help teachers adjust their instruction in order to improve student mastery of state learning outcomes.

      Extensive remedial instruction. The Edison curriculum is designed to meet the needs of all students, regardless of ability. We employ one-on-one tutoring to help students master the academic requirements of their grade level. Intensive remedial instruction in reading is available at all grade levels. In addition, those schools that adopt our longer school day and year provide more time for instruction.

      Support for students with special needs. We instruct special education students in mainstream classrooms, to the extent we believe it is responsible to do so. However, special education staff members are available at each site to provide a full continuum of services, including additional support in regular classrooms, resource rooms and self-contained environments for students with greater needs. We offer students who have limited English proficiency English-as-a-second-language programs or bilingual programs, depending on community preference and needs.

SCHOOL DESIGN

         Students and teachers are organized into small schools-within-a-school. Each of our schools consists of small, flexible schools-within-a-school, called academies, where teachers typically follow the same students from grade to grade for several years. We believe this organization ensures that students are better known by their teachers, helps foster student-teacher relationships and encourages teachers to feel more ongoing responsibility for individual students. Within each academy, students are generally organized into multi-grade groups, called houses, of 100 to 180 students each. Students typically remain within the same house until they graduate from the particular academy. Each house is led by four to six teachers, who usually work with students of every level of the house for the duration of their academy experience and are responsible for the core academic program of instruction in math, science, history, geography, civics, economics, reading and language arts.

         Longer school day and year. In contract and charter schools that choose to adopt this part of our program, our students are in school an average of 1,500 hours each year after the first year of their school's operation and our school year is approximately 200 days. Based on these figures, we believe many of our students spend more time in school each year than students in most other public schools. This provides our students with substantially more time for learning than many public school students and enables us to implement a richer curriculum. Our typical school schedule also provides our students with less time during the shorter summer vacation to forget what they learned during the school year.

         Increased integration of technology. Our schools feature significant technology resources. We generally provide each of our teachers with a laptop computer. Computer labs are available in all schools to facilitate assessment of student learning, and each classroom has at least one computer available for student use. In schools where program funding allows, we provide every family with a student above the second grade a computer and a modem for use at home, following the first year of their school's operation. To encourage and increase communication and enable the sharing of best practices, teachers, students and parents are electronically connected via The Common, our Internet-based, internal message, conferencing and information system that connects all our schools. We also have a distinctive program called Technology as a Second Language to teach school staff, students and families to use technology effectively.

         Immediate and comprehensive change. In contrast to the small steps that school reform usually must take, we believe it is important that schools launch a comprehensive package of change all at once. We therefore make a substantial initial investment to purchase computers and other technology, implement our curriculum and train teachers prior to commencing management of a school. This enables our schools to integrate new curriculum, technology and professional development and pursue excellence in all areas immediately and aggressively.

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

         Partnerships with families. We are committed to keeping families engaged in their children's education, both at school and in the home. We actively encourage parental involvement in the education of their children through interaction with teachers, involvement in school affairs and numerous volunteer opportunities. In addition, by co-signing the Quarterly Learning Contract, parents commit to monitor the progress of their children in meeting stated educational goals. Further, where funding is sufficient for implementation, we believe our program of providing, following the first year of a school's operation, computers to the families of our students above the second grade has increased parents' level of involvement in the school.

      Edison Extra (Summer School). During the summer of 2002, Edison Extra, Edison's extended learning division, served approximately 35,000 students in summer school programs at 178 school sites in 51 districts in Missouri. Edison manages none of these schools during the regular academic year. Edison Extra's program serve students in grades K-12 and includes instruction in all subject areas. The programs typically provide 168 hours of instruction for students during a five-week period. Edison Extra creates site-specific educational programming, with core classes in academic subject areas in the morning and elective courses in the afternoon.

THE EDISON OPERATING SYSTEM

      The systems we have built to ensure consistent and effective implementation, replicability and scalability are as essential to our model as the Edison curriculum and school design itself. Although there are many outstanding public schools in the United States, we believe that the basis for such success has been highly individualized, often, for example, dependent on an especially dynamic principal. Edison has designed its support systems with the objective of not only creating excellence, but also being able to replicate it in a consistent manner in a widely diverse array of schools across the country.

      Operational Vice President structure. Edison's operational professionals -- including regional operational vice presidents and operations vice presidents or directors who offer additional support in specific geographic areas -- provide the most critical link between our central operations and each school site. They are accountable for building and ensuring the operation of successful schools, defined as schools that measurably enhance student achievement over time and meet financial objectives. They work closely with regional achievement directors from the education division to assess school progress against specific achievement goals. In meeting their responsibility, operational vice presidents make frequent site visits, analyze school academic and financial data, coordinate central support operations that meet the needs of each school and hold regional training sessions for principals and teachers.

      Education Division. Our Education Division oversees the implementation, modification, support and effectiveness of our educational design. The Education Division's 65 employees, together with approximately 150 of our teachers who we annually certify as trainers, provide a continuous stream of support to our schools through the coordination of school wide and national training programs, development of curricular standards and assessment of design effectiveness at each school. The Achievement Department within the Education Division deploys senior educators with a span of control of roughly 10 schools apiece to help schools focus their instructional programs intensely on raising achievement. The Education Division also collects, analyzes and publishes educational data for use by our schools, our school district and charter board clients and the public.

      Assessment. The Assessment Department within our Education Division monitors student achievement, school design and customer satisfaction criteria of our schools, and analyzes these data to understand and measure our schools' performance. This department also prepares monthly and annual reports on school performance for our principals and operational vice presidents.

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

      Business services. We hire business services managers to manage the day-to-day administrative operations at Edison schools. Business services managers, who handle either a single school or a cluster of schools, are responsible for managing the school's budget, processing all site expenditures and coordinating student transportation, food and personnel services. We also employ financial analysts in our central office to assess prospective management contracts and monitor the budgets of our existing schools. Our central office also monitors real estate financing and performs traditional financial administrative functions.

      Technology. Our Technology Department oversees the creation, modification, and implementation of the technology components of the Edison curriculum and school design. The department creates specifications for each school and start-up office, oversees technology-related building modifications and equipment installation, recruits and selects the school or community technology manager, trains the technology manager and provides additional field support as needed.

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

      Site monitoring and accountability. To ensure that each Edison school makes continuous progress in each of these areas, we generate a Monthly Achievement Profile (MAP) for each school site. The MAP provides a snapshot of benchmark results, information related to attendance, enrollment, student and teacher mobility, quality of instruction, student management, teaching materials, and professional development. These reports are available online to site and central personnel. Monthly financial estimates are also generated. In addition, we compile a year-end Student Report Card for each school site. The report includes information about student performance on standardized tests; levels of parent, staff, and student satisfaction; the degree to which the school adhered to and implemented the Edison school design, and the degree to which the school met its budgetary requirements. The School Report Card serves as the basis upon which the school principal is evaluated and, where state law permits, compensated.

THE EDISON SOLUTION IMPLEMENTED

      For the 2002-2003 school year, we are operating 150 schools located in 23 states and the District of Columbia with a combined student enrollment of approximately 80,000. This represents an increase of approximately 6,000 students and one new state from the 2001-2002 school year. We also offered summer school programs at four of our schools and 178 non-Edison schools in the summer of 2002.

      We operate two types of schools: contract and charter. In the case of most charter schools, we are required to arrange for a facility. In some cases, however, we operate charter schools under a charter granted by the local school board, which provides the facility. In these cases, we categorize and count these schools as contract schools because we do not provide the facilities and therefore the economics of the arrangement more nearly resemble those of a contract school. We believe that Edison, which is currently operating 99 contract schools, is the major provider of contract schools for traditional K-12 instruction in the United States, although other providers are now also operating contract schools.

      We consider grades pre-K-5, 6-8 and 9-12 to each be a school, and we count grades pre-K-5, 6-8 and 9-12 as separate schools, even if they are located in the same building. As we expand, we often introduce new grade levels gradually rather than simultaneously opening all grade levels within a school. We consider ourselves to have opened a new school if we introduce at least one grade level at a different school level, for example, if we add grade 6 at a location housing an existing pre-K-5 school. In some cases, we count grades pre-K-6 as one school if it is the local practice to configure elementary schools in this manner. For the 2002-2003 school year, we have 112 principals, and each principal is generally responsible for all the Edison schools on his or her campus. Our students have generally been from economically disadvantaged backgrounds, and approximately 73% of our students participated in the federal free and reduced lunch program during the 2001-2002 school year. These students come from families with incomes at or below 185% of the poverty level established by federal authorities.

The following table provides information about the schools we are operating for the 2002-2003 school year.

                                                                      NUMBER
                                                                        OF        YEAR                   TYPE OF
CLIENT                                     LOCATION                   SCHOOLS   COMMENCED     GRADES      SCHOOL     EXPIRATION DATE
------                                     --------                   -------   ---------     ------     --------    ---------------
Chula Vista Elementary School District     Chula Vista, California       1       1997           K-6      Contract*   June 2008


Ravenswood City School District            East Palo Alto, California    2       1998           K-8      Contract    June 2003


Fresno Unified School District             Fresno, California            1       1999           K-6      Contract*   June 2004


Long Beach Unified School District         Long Beach, California        1       2000           K-5      Contract    June 2005


Napa Unified School District               Napa, California              1       1998           K-6      Contract*   June 2003


San Francisco Unified School District      San Francisco, California     1       1998           K-5      Contract*   June 2006


West Covina Unified School District        West Covina, California       2       1998           K-8      Contract*   June 2003


Academy School District No. 10             Colorado Springs, Colorado    1       1998           K-5      Contract    June 2005


Colorado Springs School District No. 11    Colorado Springs, Colorado    2       1996           K-8      Contract*   June 2006


Wyatt-Edison Charter School                Denver, Colorado              2       1998           K-8      Charter     June 2003


Board of Area Cooperative Educational      Hamden, Connecticut           2       1998           K-8      Contract    June 2003
     Services


Friendship Public Charter School           Washington, D.C.              4       1998          K-11      Charter     June 2003


Southeast Academy of Scholastic            Washington, D.C.              2       2000           K-8      Charter     June 2005
     Excellence Public Charter School


Thomas A. Edison Charter School of         Wilmington, Delaware          2       2000           K-8      Charter     June 2005
   Wilmington, Inc.


Dade County Public  Schools                Miami, Florida                1       1996           K-5      Contract    June 2006


Drew Charter School, Inc.                  Atlanta, Georgia              1       2000           K-6      Charter     June 2005


Chicago Charter School Foundation          Chicago, Illinois             3       1999          K-12      Charter     June 2007

                                                                      NUMBER
                                                                        OF        YEAR                   TYPE OF
CLIENT                                     LOCATION                   SCHOOLS   COMMENCED     GRADES      SCHOOL     EXPIRATION DATE
------                                     --------                   -------   ---------     ------     --------    ---------------
Peoria Public Schools                      Peoria, Illinois              4       1999           K-8      Contract    June 2004


Springfield Public Schools                 Springfield, Illinois         1       2000           K-6      Contract    June 2005


Perry Township                             Indianapolis, Indiana         1       2002           K-5      Contract    June 2007


Davenport Community School District        Davenport, Iowa               1       1999           K-5      Contract    June 2004


Wichita School District No. 259            Wichita, Kansas               2       1995           K-8      Contract    June 2005


New Baltimore City Board of School         Baltimore, Maryland           3       2000       pre-K-6      Contract    June 2005
     Commissioners and the Maryland State
     Department of Education


Seven Hills Charter School                 Worcester, Massachusetts      2       1996           K-8      Charter     June 2006


Battle Creek School District               Battle Creek, Michigan        3       1998           K-8      Contract    June 2003


Detroit Academy of Arts and Sciences       Detroit, Michigan             3       1997          K-10      Charter     June 2006


Detroit-Edison Public School Academy       Detroit, Michigan             2       1998           K-8      Charter     June 2002**


YMCA Service Learning Academy              Detroit, Michigan             2       1999           K-8      Charter     June 2004


Edison-Oakland Public School Academy       Ferndale, Michigan            2       1999           K-8      Charter     June 2004


School District of the City of Flint       Flint, Michigan               4       1997          K-12      Contract    June 2005


Inkster Public School District             Inkster, Michigan             4       2000      pre-K-12      Contract    June 2005


School District of the City of Pontiac     Pontiac, Michigan             2       1998           K-8      Contract    June 2003


Duluth Public Schools Academy              Duluth, Minnesota             3       1997           K-9      Contract*   June 2003


Hope Community Academy Charter School      St. Paul, Minnesota           1       2000           K-4      Charter     June 2003


Derrick Thomas Charter School              Kansas City, Missouri         1       2002           K-5      Charter     June 2007


Kansas City Municipal School District      Kansas City, Missouri         1       1999           K-5      Contract    June 2004


Westport Allen-Edison Village Educational  Kansas City, Missouri         2       1999           K-8      Charter     June 2004
     School


Westport Community Secondary Schools       Kansas City, Missouri         2       1999          6-12      Contract*   June 2004


Schomburg Charter School, Inc.             Jersey City, New Jersey       1       2000           K-5      Charter     June 2002**


New Covenant Charter School                Albany, New York              2       2000           K-7      Charter     June 2004


Harriet Tubman Charter School              Bronx, New York               1       2001           K-5      Charter     June 2006


Stepping Stone Academy Charter School      Buffalo, New York             1       2001           K-5      Charter     June 2006


Riverhead Charter School                   Riverhead, New York           1       2001           K-4      Charter     June 2006


Charter School of Science and Technology   Rochester, New York           2       2000           K-9      Charter     June 2005

                                                                      NUMBER
                                                                        OF        YEAR                   TYPE OF
CLIENT                                     LOCATION                   SCHOOLS   COMMENCED     GRADES      SCHOOL     EXPIRATION DATE
------                                     --------                   -------   ---------     ------     --------    ---------------
Charter School For Applied Technologies    Tonawanda, New York           2       2001           K-6      Charter     June 2006


Clark County School District               Las Vegas, Nevada             7       2001           K-8      Contract    June 2006


Nash-Rocky Mount Public Schools            Whitakers, North Carolina     1       1999           K-5      Contract    June 2004


Alliance Community Schools, Inc.           Dayton, Ohio                  4       1999           K-7      Charter     June 2004


Chester - Upland School District           Chester, Pennsylvania        10       2001          K-12      Contract    June 2006***


Mariana Bracetti Academy Charter School    Philadelphia, Pennsylvania    2       2000           6-9      Charter     June 2006


School District of Philadelphia            Philadelphia, Pennsylvania   26       2002           K-9      Contract    June 2007


Renaissance Academy-Edison Charter         Phoenixville, Pennsylvania    3       2000           K-9      Charter     June 2005
      School

Lincoln-Edison Charter School              York, Pennsylvania            1       2000           K-5      Contract*   June 2005


Dallas Independent School District         Dallas, Texas                 7       2000       Pre-K-6      Contract    June 2005****


Tyler Independent School District          Tyler, Texas                  1       1999           6-8      Contract    June 2006


Milwaukee Science Education                Milwaukee, Wisconsin          2       2000       Pre-K-8      Charter     June 2005
     Consortium, Inc.

Milwaukee Urban League Academy             Milwaukee, Wisconsin          1       2001       Charter      June 2006
     of Business and Economics, Inc.                                   ---

                                                                       150
                                                                       ===




    * Indicates charter schools operated under a charter granted by the local school board.

   ** Contract has not yet been renewed, although we are still providing management services.

  *** Contract remain in force, although discussions are in progress to change the nature of this relationship.

**** Notice of early termination at the end of the 2002-2003 school year has been received.

      During school year 2001-2002 we changed our relationship with one charter board for which we managed three schools. That relationship was discontinued altogether prior to the end of the school year. A management contract with one district client representing two schools was not renewed. Further, management agreements with six clients representing 13 schools were discontinued prior to their expiration. Finally, we also discontinued management of two of four schools under one district contract. The 20 closed schools enrolled approximately 7,400 students in the aggregate.

COMPETITIVE STRENGTHS

      Our experience suggests that the following are some of the competitive strengths that will allow us to continue to grow:

         - Quantifiable academic improvement. Student achievement in our schools has been substantial, as measured by a range of state and local tests. From the 1995-1996 school year through the 2000-2001 school year, for those schools that we have operated long enough to generate trend data, typically by a school's second year with Edison, our students, on average, gained six percentage points per year against state criterion-referenced tests and five percentiles per year against national norm-referenced tests.

         - Parental satisfaction. Our schools enjoy high parental satisfaction. According to a survey prepared for us by an independent market research firm for the 2001-2002 school year, covering all of our schools then in operation, over 50% of the parents of our students gave our schools grades of A or A-. This compares to 28% of parents who gave on average a grade of A or A- in a national sample of U.S. public schools for the 2000-2001 school year in a similar study conducted by a different market research firm.

         - Extensive infrastructure. We have a series of systems and support personnel that permit us to implement our curriculum and school design in contract and charter schools in communities across the United States. The systems were developed over our previous six years of operating schools and include curriculum development, recruiting capabilities, assessment mechanisms, professional development systems, financial management and acquisition systems, and systems to assess prospective management agreements.

         - Achievement Management Systems. In order to manage effectively our national network of schools, we have developed a unique Achievement Management System. The Achievement Management System includes our Benchmark Assessment System, our Monthly Achievement Profile (MAP), and our Achievement Directors. The Benchmark Assessment System is an on-line assessment tool designed to track student proficiency on state-mandated high stakes tests. With the data derived from the Benchmark system, teachers and administrators can obtain real time data on student progress against state standards. Similarly, the Monthly Achievement Profile is a reporting framework that provides Edison's management with all information relevant to the implementation of the Edison School Design. The MAP includes Benchmark results, student discipline information, teacher training and turnover information, and indications of the rate of completion of other aspects of the design, such as the delivery of curriculum materials. The Achievement Directors and Vice Presidents, who are part of the Education Division, then bring these tools together to develop detailed student achievement plans and to coach principals and lead teachers in implementing them.

         - Experienced management team. We have an experienced management team led by H. Christopher Whittle, founder of several media enterprises including the first national electronic news system for middle and high schools in the United States, Benno
                  C. Schmidt, Jr., former President of Yale University, Christopher D. Cerf, former Associate Counsel to President Clinton from 1994 to 1996, John E. Chubb, senior fellow at the Brookings Institution and a noted author and speaker on education, and Charles J. Delaney, former president of UBS Capital America. Our management team also features a number of former school system superintendents, including Deborah M. McGriff, former superintendent of the Detroit public schools.

         - Significant investment in research and development. Prior to opening our first four schools during the 1995-1996 school year, we conducted a three-year research project led by a core team of educators, researchers, policy experts and other professionals to create an innovative and, we believe, effective model for operating more efficient and effective public schools. This research project led to the creation of Edison's curriculum and school design, which integrate many successful educational practices into a comprehensive school solution for grades K-12, guided by high academic standards, supported by research-backed innovations in most areas of schooling and emphasizing assessment and accountability. Since then, Edison's management team has continued to assess the effectiveness of each element of the company's systems, and has developed tools (such as the Benchmarks and MAP) to improve their impact.

GROWTH STRATEGY AND BUSINESS DEVELOPMENT

      We believe the competitive strengths described above uniquely position Edison to improve public schools in a variety of capacities other than the direct management of schools that has constituted the core of our business to date. Accordingly, we have begun to diversify our sales approach to include more consultative services, as well as summer and after school programs. Our experience in working with districts in our contract schools and summer school program suggests that there is a significant market for Edison's services among the over 7,400 school districts in the United States with more than 1,000 students. The combined operating budgets of such districts total approximately $300 billion, based on data from the 1999-2000 school year.

      In order to effectively tap this market, we have revised the structure of our development division to focus on five separate product channels:

      Contract Schools. The contract channel will continue to seek contracts with school districts under which Edison would manage one or more district schools. Because we have found that larger districts are generally better able to manage the budget flexibility required to successfully contract with us, the contract channel will focus its efforts on the more than 800 school districts with over 10,000 students enrolled. Together, these districts have annual operating budgets of nearly $160 billion. The contract channel will also seek to develop opportunities to run schools whose management is assumed by state government (as we have done in Maryland), an action that we anticipate will be increasingly common, given the increasing political support for school accountability measures. The contract channel will also work to develop new district charter schools, as the process of converting these schools to charter status is similar to the process for establishing a contract school. Development vice presidents working in the contract channel are assigned a group of states and are expected to contact schools district within those states to explore the possibility of an Edison partnership. The sales cycle for contract schools ranges from nine to 18 months.

      Charter Schools. The charter school channel will continue to work to develop new charter schools in states with favorable charter legislation. This requires developing relationships with local community groups, developing charter applications, obtaining charters from state authorizers, selecting a school site, managing the construction or renovation of the building, and arranging third-party financing (such as a bank mortgage). A Development vice president assigned to the charter channel must determine which jurisdictions are most suitable to the development of a charter school. The important criteria include: particulars of the applicable state charter legislation; an established non-profit community agency interested in holding the charter; a viable site acquisition strategy; and the support of state and local officials for charter schools. Typically, the development process for a charter school ranges from 18 to 27 months, beginning with Edison's first contact with a community group interested in setting up a new charter school.

      Affiliates. Though not previously the focus of our development efforts, we have found significant interest in the Edison solution among school districts with fewer than 10,000 students. However, these small districts are not usually able to undertake the shift in budget structure required to support a contract school. Accordingly, we have developed a new product offering, Edison Affiliates, specifically designed for the more than 6,600 school districts with between 1,000 and 10,000 students. The Affiliates offering allows small districts to implement our Achievement Management Systems in their schools without requiring district-wide adoption of Edison's curriculum or business systems. Districts that subscribe to the Affiliates program receive regular visits from an Edison Achievement Advisor (equivalent to an Achievement Director), access to the Benchmark Assessment System and a modified version of the MAP, and a suite of school communication software tools, such as homework planners and integrated school calendars. Our development efforts for the 2002-2003 school year are focused on twelve states that have a preponderance of districts in the 1,000 to 10,000 student range: California, Colorado, Georgia, Illinois, Indiana, Michigan, Missouri, New York, North Carolina, Ohio, Texas and Virginia. We anticipate that the sales cycle for the Affiliates services will be nine to 12 months in most cases.

      Edison Extra. The Extra channel focuses on developing summer and after school programs with school districts. In building our successful summer school program in Missouri over the last three years, we have come to recognize that school districts see value in an education provider that can develop a turn-key summer or after school program, as they are primarily focused on the core school program. Accordingly, the Extra channel will work this year to find school districts both inside and outside Missouri that are interested in developing, expanding, or enhancing their summer programs. We anticipate that such programs will be district-funded, as they were in Missouri, but, as summer school funding varies considerably from state to state, it may be necessary to develop a parent-pay program as well. The Extra channel will also work to put its curriculum design and management system to work in an after school setting. We anticipate that student fees will support several of these programs, depending on local conditions.

      International. Over the past few years, we have received a considerable volume of requests from school officials, politicians and others outside the United States interested in seeing Edison replicate its efforts in their schools. Interest has been particularly strong in the United Kingdom. Accordingly, we have dedicated a small part of our business development efforts to exploring the potential for a partnership with one or more Local Education Authorities in the United Kingdom. Any partnership there will draw upon Edison's core competencies, but is likely to be more consultative than our traditional school management approach.

ACADEMIC PERFORMANCE

      School districts and charter boards generally retain us both to improve the academic performance of the students who will be in our schools and to create competition, which they hope will stimulate academic progress in the other schools in the district. Our students are required to take the same local, state and national tests administered by other public schools in the district. States regularly require students to take assessments based on state standards, known as criterion-referenced tests, and school districts also typically require students to take tests based on national standards, known as national norm-referenced tests. Both types of tests are scored by independent authorities and result in publicly available data about student performance. As of the end of the 2000-2001 school year, our sixth academic year, these tests have provided hundreds of measures of our students' achievement.

      Student academic achievement in our schools has been substantial, as measured by these independent external assessments. The following summarizes available results for schools that were open during the 2000-2001 school year:

         - On criterion-referenced tests - tests that gauge the ability of students to achieve specified standards, and increasingly the type of test being used by the states to hold schools accountable - Edison schools have, from 1995 to 2001, increased the percentage of students achieving standards by an average of six percentage points every year.

         - On norm-referenced tests - tests that gauge the achievement of students relative to their peers nationwide - Edison schools have, from 1995 to 2001, increased the national percentile rank of students by an average of five percentiles every year.

         - In the 2000-2001 school year, Edison schools improved on their historical rate of gain. On criterion - referenced tests - the most common tests in Edison schools - the average gain was seven percentage points, one point higher than the average gain from 1995 to 2001. On norm-referenced tests - the accountability measure in roughly a third of Edison schools - the rate of gain held steady at five percentiles

         - Edison schools not only have a strong record of helping more students each year achieve state standard; they have sharply reduced the numbers of students failing state tests altogether. From 1995 to 2001, Edison schools reduced the failure rate on criterion-referenced tests an average of six percentage points per year. In the 2000-2001 school year, Edison schools reduced failure rates an average of nine percentage points per school.

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

      Our commitment to developing a successful working relationship with unions reflects the fact that a majority of our schools are contract rather than charter schools. As a general proposition, unions do not represent teachers at charter schools in the United States. In contrast, at least in those states with strong public employee labor laws, schoolteachers in traditional public schools generally have elected to organize. Approximately 46% of the students we educate attend schools operated under collective bargaining agreements, many specifically modified to accommodate the Edison design. In some charter schools, the charter incorporates by reference portions of collective bargaining agreements.

      Although we strive to maintain positive union relations, we regularly encounter resistance from teachers unions in local school board debates over whether to enter into a management agreement with us. Local teachers' unions have also occasionally initiated litigation challenging our management agreements. The concept of a private sector school manager in public education is still a comparatively new one. In addition, both national teachers unions historically have opposed privatization in public schools. While we reject that label and regard our approach to be more of a public/private partnership that draws on the strengths of both sectors, the unions' historical perspective often influences local debates.

      For several reasons, we believe that our relations with unions at all levels will continue to improve:

         -        as an organization, we remain committed to that improvement;

         - many union members recognize that we are the only significant private sector organization in this area that seeks to work within the existing public school system;

         - notwithstanding the perception of some opinion leaders, significant elements within teachers unions are committed to meaningful reforms, including any initiative that improves student performance, preserves the integrity of the public school system as a whole and protects the rights of teachers as professionals. We believe that our approach, unlike many other reform initiatives, is consistent with these objectives.

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

GOVERNMENT LAWS AND REGULATIONS

      Federal and state education programs. The schools we manage receive funds derived from numerous federal and state programs to be used for specific educational purposes. If, on behalf of those schools, we fail to comply with the requirements of the various programs, we could be required to repay the funds and those schools could be determined ineligible for receipt of future federal funds. Most of the schools we manage receive funds under Title I of the Elementary and Secondary Education Act of 1965. This program supports educationally disadvantaged children in areas of high poverty. Some of our schools also receive funds from other programs under this act, including Title II, Part A, which provides funding for the professional development of teachers, Title II, Part D, which provides funding for technology programs, Title VII, which provides funding for bilingual education programs, Title V, which provides funding for innovative education programs, and the Public Charter School Program, which provides start-up funding for charter schools. We have policies and procedures in place in order to comply with the regulations and requirements of these programs.

      Although we receive these federal and state funds indirectly through local school boards and charter boards, our receipt of these funds subjects us to extensive governmental regulation and scrutiny. We could lose all or part of these funds if we fail to comply with the applicable statutes or regulations, if the federal or state authorities reduce the funding for the programs or if the schools we manage are determined to be ineligible to receive funds under such programs. To the extent that the laws and regulations governing federal and state programs change or are interpreted in a manner that would prevent school districts and public charter schools from using federal funds to pay for the services we provide, the loss of all or part of these funds would hurt our business.

      No Child Left Behind Act (NCLB). This act is the 2001 reauthorization of the Elementary and Secondary Education Act of 1965. It contains numerous requirements pertaining to the receipt of a range of federal funds, including Title I. The two most significant of these requirements are new standards pertaining to teacher qualifications, and the requirement that schools make adequate yearly progress (AYP) toward state standards for students. The AYP requirements must be met not only by the aggregate school population, but also by ethnic/racial subgroups, students with disabilities, and English language learners. Schools that fail to make AYP toward meeting state standards may lose some of their student enrollment due to school choice provisions, may be required to allocate a portion of their Title I funding toward the provision of supplemental services to some students, and may be subject to state takeover or other forms of district or state intervention. Failure to meet teacher qualification and related standards may result in the loss of NCLB funds at the school or district that failed to meet the Act's requirements.

      Individuals with Disabilities in Education Act. This act requires that students with qualified disabilities receive an appropriate education through special education and related services provided in a manner reasonably calculated to enable the child to receive educational benefit in the least restrictive environment. Our responsibility to provide the potentially extensive services required by this act varies depending on state law, type of school and the terms of our management agreements. We are generally responsible for ensuring the requirements of this act are met in our charter schools, unless state law assigns that responsibility to another entity. In our contract schools, we typically share responsibility with school districts for ensuring that the requirements of this act are met. If we are found in violation of this act in one of our schools, we may incur costs relating to the provision of compensatory education services, and may be liable for reasonable attorney fees incurred by the families of individual students with disabilities.

      Family Educational Rights and Privacy Act. The schools we manage are subject to the federal Family Educational Rights and Privacy Act, which protects the privacy of a student's educational record, and generally prohibits a school from disclosing a student's records to a third party without the prior consent of his or her parents. The law also gives parents certain rights with respect to their minor children's education records. The failure of our schools to comply with this law may result in termination of their eligibility to receive federal education funds.

      Gun-Free Schools Act. The Gun-Free Schools Act, which became effective in 1994, requires the schools we manage to effect certain policies, assurances and reports regarding the discipline of students who bring weapons to our schools. If those schools violate any of these requirements, they may be deemed ineligible to receive certain Federal education funds.

      Federal Civil Rights Laws. The schools we manage must comply with federal civil rights laws or those schools could be determined ineligible to receive funds from federal programs or face criminal or civil penalties. These laws include the following:

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

      For more information on the effect of government laws and regulations on our business, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Additional Risk Factors That May Affect Future Results -- We rely on government funds for specific education programs, and our business could suffer if we fail to comply with rules concerning the receipt and use of the funds" and " -- We are subject to extensive government regulation because we benefit from federal funds, and our failure to comply with government regulations could result in the reduction or loss of federal education funds."

SECURITY

      We believe our school design helps maintain order and security by encouraging closer relationships among teachers, students and families. In addition, we have taken the following steps to ensure safety at our schools:

         - We have engaged a national school security consultant to oversee the design and effectiveness of security at our schools;

         -        We have developed a security review process for our schools.
                  Each year approximately 50 schools will participate in a review that includes three site visits, a complete security walkthrough and evaluation, a set of crisis management and safety training sessions for principals and all school staff, and a crisis drill and security walkthrough follow-up;

         - We have developed a week-long security officer training program that all Edison security officers attend; and

         - We have entered into national contracts with several safety companies for items such as security cameras, metal detectors and emergency kits.

HUMAN RESOURCES

      As of June 30, 2002, we had 389 full-time headquarters employees. In addition, 107 principals, approximately 4,900 teachers and over 2,200 members of administrative staff and management worked in our schools for the 2001-2002 school year.

COMPETITION

      We have a number of direct competitors, although to date the companies that are most similar to us in terms of corporate strategy have focused primarily or exclusively on operating charter schools rather than contracting with school districts. Companies that compete with us include Chancellor-Beacon Academies, Mosaica Education, Charter Schools USA, The Leona Group, National Heritage Academy, SABIS Educational Systems and Victory Schools. In addition, other private school operators, post-secondary education providers or childcare providers could possibly enter our market. For example, Bright Horizons Family Solutions, a provider of corporate sponsored childcare, recently opened its first private school, and it or other childcare providers could seek opportunities in the charter or contract schools market. KIPP, a national non-profit organization, provides support and training to schools using the KIPP model as developed in KIPP Academies in Houston and New York City.

ITEM 2.  PROPERTIES

      Of the 150 schools we are currently operating in fiscal 2003, the 99 contract schools generally operate in existing facilities provided by our school district clients, though we manage the maintenance and operation of these facilities. Of our 99 contract schools, 16 are operated under a charter held by a public school district which provides a facility.

      Significant real estate investments are often necessary when we establish a charter school for a charter board and existing facilities are not available. Generally, these investments are either made by the charter board or by us, and we work closely with the charter board to locate, develop and finance the charter school's facilities. A suitable location often needs to be found prior to completing a charter application for a particular jurisdiction. The building or renovation process generally lasts at least several months and can vary widely in expense from minimal upgrades to new construction, which typically costs from $4.0 million to $10.0 million. Innovative financing methods are often needed to compensate for the limited amount of state and local funding available to develop charter school facilities and we have employed a variety of approaches, including owning or leasing the building, advancing funds for the building to the charter board with various repayment terms, or having the charter board directly own or lease the facility, sometimes assisted by a subordinated loan from us. We also consider providing guarantees to lending institutions to allow the charter board flexibility in obtaining financing.

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

      Our executive offices are located in New York, New York in a leased facility consisting of approximately 75,600 square feet.

      In fiscal 2000, we purchased property in New York, New York for the purchase price of $10 million and entered into an agreement with the Museum of African Art to develop the property for a mixed use project consisting of new corporate headquarters, a charter school and a facility to house the Museum. In the fourth quarter of fiscal 2002, we decided to discontinue the project and recorded an impairment charge of approximately $3.6 million reflecting soft costs invested in the project since inception.

ITEM 3.  LEGAL PROCEEDINGS

         Class Action Lawsuits under the Federal Securities Laws. Between May 15, 2002 and July 3, 2002, ten class action lawsuits were filed against Edison and certain of its officers and directors in the United States District Court for the Southern District of New York. The ten lawsuits are captioned (1) Dively
v. Edison Schools, Inc., Civ. Action No. 02-CV-3692; (2) Barry v. Edison Schools, Inc., Civ. Action No. 02-CV-3704; (3) Devine v. Edison Schools, Inc., Civ. Action No. 02-CV-3726; (4) Cooper v. Edison Schools, Inc., Civ. Action No. 02-CV-3828; (5) Neuenfeldt v. Edison Schools, Inc., Civ. Action No. 02-CV-3912;
(6) Berman v. Edison Schools, Inc., Civ. Action No. 02-CV-4269; (7) Minich v. Edison Schools, Inc., Civ. Action No. 02-CV-4410; (8) Vanlaere v. Edison Schools, Inc., Civ.Action No. 02-CV-4692; (9) Seiden v. Edison Schools, Inc., Civ. Action No. 02-CV-5078; and (10) Grace v. Edison Schools, Inc., Civ. Action No. 02-CV-5198. The Barry, Devine and Seiden lawsuits name as an additional defendant PricewaterhouseCoopers LLP. The Grace lawsuit names as additional defendants Merrill Lynch & Co., Inc., Banc of America Securities LLC, Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Corp. and J.P. Morgan Securities Inc. These lawsuits are largely identical and each alleges that Edison and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They seek an unspecified amount of compensatory damages, costs and expenses related to bringing the actions, and in a few instances, injunctive relief. Plaintiffs allege that Edison's public disclosures from November 1999 to March 2002 regarding its financial condition were materially false and misleading because Edison allegedly improperly inflated its total revenues by including certain payments, including payments for teacher salaries, that were paid directly to third parties by local school districts and charter school boards that contracted with Edison. Each of the lawsuits references the May 14, 2002, cease-and-desist order issued by the United States Securities and Exchange Commission on consent against Edison. Several of the lawsuits also mention two restatements of Edison's financial statements, one regarding a warrant purchased in 1998 by a philanthropic organization and the other regarding a severance agreement between Edison and one of its senior officers, made by Edison as a result of the May 14, 2002 cease-and-desist order. The Grace lawsuit also contains an allegation that Edison, certain of its officers and directors, and the investment banks that underwrote Edison's November 1999 offering of class A common stock violated Sections 11 and 15 of the

Securities Act of 1933 by issuing a prospectus containing untrue statements of material fact or omissions of material fact, regarding Edison's financial condition and its inclusion in its stated revenue of certain payments made directly to third parties by local school districts and charter school boards that contracted with Edison. In July 2002, several plaintiffs filed motions to be appointed lead plaintiff and also moved to consolidate the ten lawsuits in one action. As of the date of this Annual Report, there has been no ruling by the court on these motions. Edison believes that it has strong defenses to the claims raised by these lawsuits. However, if Edison were not to prevail, the amounts involved could be material to Edison.

      Derivative Lawsuits. Between May 15, 2002, and July 19, 2002, three lawsuits were filed derivatively on behalf of Edison against certain of Edison's officers and directors in the Supreme Court for the State of New York, County of New York. The derivative lawsuits are captioned (1) Urbach, et al. v. Christopher D. Cerf, et al., Index No. 02/111413; (2) Devine, et al. v. Christopher D. Cerf, et al., Index No. 02/111414; and (3) Goldstein v. Schmidt, Jr., et al., Index No. 02/602659. Plaintiffs in these lawsuits contend that Edison's officers and directors committed various common law torts against the Company in connection with the allegedly improper inflation of Edison's total revenues by including certain expenses, including teacher salaries, that were paid directly by local school districts. In particular, the plaintiffs allege that the officers and directors named as defendants violated their fiduciary duties to Edison by failing to implement and maintain an adequate internal accounting control system, causing Edison to conceal from the public its true financial condition, and using material non-public information to sell shares of Edison common stock and thereby reap millions of dollars in illegal insider trading gains. These lawsuits seek compensatory damages in the amount of the profits that the individual defendants allegedly made, as well as a constructive trust over such profits. The Company has negotiated a stipulation in the first two derivative actions which allows (1) plaintiffs until November 22, 2002 to file a consolidated amended complaint and (2) defendants until January 22, 2003 to file a responsive pleading to plaintiffs' consolidated complaint. The Company is in the process of attempting to negotiate a comparable stipulation in the third derivative action. The Company believes that Edison's officers and directors also have strong defenses to these lawsuits. See "Additional Risk Factors That May Affect Future Results -- We have been named in several shareholder class action and shareholder derivative lawsuits."

      We are also involved in various legal proceedings from time to time incidental to the conduct of our business. For example, we are currently involved in lawsuits filed in Dallas, Texas, Baltimore, Maryland, Peoria, Illinois and Las Vegas, Nevada questioning the authority of these school districts to enter into management agreements with us. In addition, the school district of York, Pennsylvania has appealed the decision of the state charter-granting authority to grant a charter to one of our clients. We currently believe that any ultimate liability arising out of such proceedings will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

      EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

      Our executive officers and directors, and their ages as of September 20, 2002, are as follows:

NAME                                    AGE     POSITION
----                                    ---     --------
H. Christopher Whittle...............   55      Chief Executive Officer and
                                                Director

Benno C. Schmidt, Jr.................   60      Chairman of the Board of Directors

Christopher D. Cerf..................   47      President, Chief Operating Officer
                                                and Director

Charles J. Delaney...................   42      Vice Chairman and Director

Christopher J. Scarlata..............   33      Chief Financial Officer and Senior
                                                Vice President

John E. Chubb, Ph.D..................   48      Chief Education Officer and
                                                Executive Vice President

Reverend Floyd H. Flake..............   57      Director

Joan Ganz Cooney.....................   72      Director

Timothy P. Shriver...................   43      Director

      Set forth below is certain information regarding the professional experience for each of the above-named persons.

      H. Christopher Whittle, Edison's founder, has served as Chief Executive Officer since July 1998. He served as President from March 1997 through July 2002. He has served as a director since 1992 and also served as our Chairman of the Board of Directors from 1992 until March 1995. He is the President and sole stockholder of WSI Inc., a corporation wholly owned by Mr. Whittle with the current primary purpose of holding Mr. Whittle's personal investments. From 1986 to 1994, Mr. Whittle was Chairman and Chief Executive Officer of Whittle Communications L.P., which developed magazines and other print publications as well as Channel One, an advertising-supported daily news and information television program for schools. Before that, Mr. Whittle was the founder of 13-30 Corporation, the predecessor of Whittle Communications L.P., and served as the publisher of Esquire magazine from 1979 to 1986.

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

      Christopher D. Cerf has served as President since July 2002 and as Chief Operating Officer since May 1999. He has also served as a director since November 2000. He also served as our General Counsel from June 1997 to April 2000. Prior to joining us, he was a partner in the law firm of Wiley, Rein and Fielding from May 1996 to May 1997. Between 1994 and May 1996, he served in the White House as Associate Counsel to the President. Mr. Cerf is also a former high school history teacher.

      Charles J. Delaney has served as our Vice Chairman since July 1, 2002 and as a director since July 1999. Prior to joining Edison, Mr. Delaney was the President of UBS Capital Americas, which is the manager for two private equity funds that make investments in the U.S. and Latin America, from January 2000 through June 2002. Mr. Delaney served as President of UBS Capital or its predecessor companies from May 1989 to June 2002. UBS Capital Americas and UBS Capital LLC are affiliated with UBS AG.

      Christopher Scarlata has served as Chief Financial Officer and Executive Vice President since August 1, 2002. From April 2001 through July 2002 he was our Controller. Prior to joining us, he served as Controller for Walker Digital LLC from

March 2000 through December 2000 and as assistant controller for Mitchell Madison Group LLC from 1996 through February 2000. Before that, Mr. Scarlata was an auditor for PricewaterhouseCoopers LLP.

         John E. Chubb has served as Chief Education Officer and Executive Vice President since May 1999. Prior to that, he served as Executive Vice President of Curriculum, Instruction and Assessment from 1992 to April 1999.

         Reverend Floyd H. Flake has served as a director since November 2000. He served as President of Edison Charter Schools from May 2000 until September 2002, and currently serves the Company as a consultant. Reverend Flake has served as the president of Wilberforce University since July 2002. From January 1986 to December 1997, Reverend Flake served as a member of the United States House of Representatives, representing the 6th district of New York. He has also been the senior pastor of the Allen African Methodist Episcopal Church in Jamaica, Queens since 1976. Reverend Flake currently serves on the Board of Directors of the Fannie Mae Foundation, The Princeton Review, The New York City Investment Fund Civic Capital Corporation, The Initiative for a Competitive Inner City, and the Federal Deposit Insurance Corporation Advisory Committee on Banking Policy. Reverend Flake is also a Senior Fellow at the Manhattan Institute for Social and Economic Policy, an Adjunct Fellow on the Advisory Board of the Brookings Institute Center on Urban and Metropolitan Policy and a member of the NYC 2012 Olympic Committee.

         Joan Ganz Cooney has served as a director since November 2000. Ms. Cooney is the Chairman, Executive Committee, of the Sesame Workshop, formerly the Children's Television Workshop. Ms. Cooney co-founded the Children's Television Workshop as its Executive Director in 1968 and was named its President-Chief Executive Officer in 1970 and Chairman-Chief Executive Officer in 1988. She assumed her present responsibilities in 1990. Ms. Cooney is on the Boards of Directors of the Museum of Television and Radio and The New York and Presbyterian Hospitals, Inc. She is a Life Trustee of the National Child Labor Committee and of WNET, Channel 13.

         Timothy P. Shriver has served as a director since September 2001. He has served as President and Chief Executive Officer of Special Olympics, Inc. since July 1996. Mr. Shriver serves on the Board of Trustees for Phoenix Home Life Mutual Insurance Company and is on the Boards of Directors for the Education Compact for Learning and Citizenship. In 1994, Shriver helped launch and currently chairs the Collaborative for Academic, Social & Emotional Learning (CASEL), a national organization promoting effective school-based prevention programming.

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

        PERIOD                                          HIGH      LOW
        ------                                         ------   -----
          Fiscal Year Ended June 30, 2001:
             First Quarter..........................   $34.25   $21.25
             Second Quarter.........................   $32.81   $23.00
             Third Quarter..........................   $38.75   $19.50
             Fourth Quarter.........................   $28.00   $15.90

          Fiscal Year Ended June 30, 2002:
             First Quarter..........................   $23.10   $11.95
             Second Quarter.........................   $20.51   $10.76
             Third Quarter..........................   $21.68   $10.28
             Fourth Quarter.........................   $13.79   $0.72


      There is no established trading market for our class B common stock. Class B common stock may be converted into class A common stock at any time on a one-for-one basis. Each share of class B common stock will automatically convert into one share of class A common stock upon its transfer in most circumstances or upon the occurrence of other specified events.

      As of September 25, 2002, we had approximately 178 holders of record of class A common stock and 36 holders of record of class B common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

      We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

      On July 3, 2001 and September 4, 2001, we issued an aggregate of 1,360,954 shares of our class A common stock to the stockholders of LearnNow, Inc. in connection with our acquisition of LearnNow. The class A common stock issued in this transaction was issued in reliance on the exemption from registration set forth under Rule 506 of the Securities Act. No underwriters were involved in this issuance of securities.

      On July 31, 2002 we issued warrants for the purchase of up to 10,710,973 shares of our class A common stock in connection with the establishment of a revolving credit agreement with Merrill Lynch Mortgage Capital Inc. and a Credit and Security Agreement with School Services LLC. The warrants have an exercise price of $1.00 per share and are exercisable at any time following their issuance and prior to July 31, 2007. The warrants issued in these transactions were issued in reliance on the exemption from registration set forth under
Section 4(2) of the Securities Act. No underwriters were involved in this issuance of securities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report. The statement of operations data for the years ended June 30, 2000, 2001 and 2002, and the balance sheet data as of June 30, 2001 and 2002, are derived from, and are qualified by reference to, audited financial statements included in this Annual Report. The statement of operations data for the years ended June 30, 1998 and 1999 and the balance sheet data as of June 30, 1998, 1999 and 2000 are derived from our audited consolidated financial statements that are not included in this Annual Report. Please see Note 2 of the notes to our consolidated financial statements for (i) information on direct site expenses which are paid by our clients on our behalf and (ii) information concerning the calculation of basic and diluted net loss per share. Please see Management's Discussion and Analysis of Financial Condition and Results of Operations - "Overview" and "Results of Operations" for information concerning the calculation of EBITDA, net of other charges, gross site contribution and gross site margin.

                                                                           FISCAL YEARS ENDED JUNE 30,
                                                        ---------------------------------------------------------------------------
                                                         1998             1999             2000          2001            2002
                                                         ----             ----             ----          ----            ----
                                                                                        (RESTATED*)    (RESTATED*)
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND STUDENT DATA)
STATEMENT OF OPERATIONS DATA:
Gross Student Funding ..............................   $   69,407     $  132,762     $    224,578     $   375,818     $    520,295
                                                       ==========     ==========     ============     ===========     ============
Net Revenue ........................................   $   65,630     $  125,085     $    208,971     $   350,508     $    465,058
                                                       ----------     ----------     ------------     -----------     ------------
Education and operating expenses:
   Direct site expenses:
          Company paid .............................       27,420         49,905           93,087         162,028          211,438
          Client paid ..............................       28,379         56,515           83,909         129,172          178,702
   Administration, curriculum and development ......       18,258         49,984           54,232          57,851           71,230
   Impairment charges ..............................           --             --               --              --           36,878

   Depreciation and amortization ...................        7,232         12,526           20,906          33,595           37,396
   Pre-opening expenses ............................        2,486          5,457            8,372           8,641            6,153
   Design team compensation ........................        2,724             --               --              --               --
                                                       ----------     ----------     ------------     -----------     ------------
      Total education and operating expenses .......       86,499        174,387          260,506         391,287          541,797
                                                       ----------     ----------     ------------     -----------     ------------
Loss from operations ...............................      (20,869)       (49,302)         (51,535)        (40,779)         (76,739)
Other income (expense), net ........................       (1,046)          (131)             905           2,870           (8,261)
                                                       ----------     ----------     ------------     -----------     ------------
Loss before provision for taxes ....................      (21,915)       (49,433)         (50,630)        (37,909)         (85,000)
Provision for state and local taxes ................           --             --               --            (603)          (1,040)
                                                       ----------     ----------     ------------     -----------     ------------
Net loss ...........................................      (21,915)       (49,433)         (50,630)        (38,512)         (86,040)
Dividends on preferred stock .......................       (4,290)            --               --              --               --
Preferred stock accretion ..........................         (278)        (1,027)              --              --               --
                                                       ----------     ----------     ------------     -----------     ------------
Net loss attributable to common
   stockholders ....................................   $  (26,483)    $  (50,460)    $    (50,630)    $   (38,512)    $    (86,040)
                                                       ==========     ==========     ============     ===========     ============
Basic and diluted net loss per share
   attributable to common stockholders .............   $    (8.52)    $   (16.24)    $      (1.83)    $     (0.80)    $      (1.61)
                                                       ==========     ==========     ============     ===========     ============
Weighted average number of common shares outstanding
used in computing basic and
   diluted net loss per share attributable
   to common stockholders ..........................    3,107,356      3,107,356       27,685,203      47,966,741       53,564,244
                                                       ==========     ==========     ============     ===========     ============

STUDENT AND PER STUDENT DATA:
Student enrollment (1) .............................       12,600         23,900           37,500          57,000           74,000
Total revenue per student ..........................   $    5,209     $    5,234     $      5,573     $     6,149     $      6,285
Net loss per student ...............................   $   (1,739)    $   (2,068)    $     (1,350)    $      (676)    $     (1,163)
EBITDA, net of other charges, per student ..........   $     (820)    $     (603)    $       (501)    $       (98)    $       (712)
Cash used in operating activities per student ......   $     (837)    $     (673)    $     (1,105)    $      (469)    $       (320)
Cash used in investing activities per student ......   $   (1,594)    $   (1,269)    $     (2,376)    $    (1,358)    $       (650)
Cash provided by financing activities per student ..   $    1,776     $    2,797     $     (4,140)    $     2,591     $        219

OTHER OPERATING DATA:
Capital expenditures ...............................   $   21,181     $   34,023     $     75,899     $    68,348     $     33,163
Gross site contribution ............................   $    9,831     $   18,665     $     31,975     $    59,308     $     74,918
Gross site margin ..................................         15.0%          14.9%            15.3%           16.9%            16.1%
EBITDA, net of other charges .......................   $  (10,328)    $  (14,404)    $    (18,797)    $    (5,567)    $    (52,680)
Cash used in operating activities ..................   $  (10,550)    $  (17,624)    $    (41,429)    $   (26,710)    $    (23,706)
Cash used in investing activities ..................   $  (20,082)    $  (28,783)    $    (89,115)    $   (77,410)    $    (48,064)
Cash provided by financing activities ..............   $   22,383     $   66,838     $    155,266     $   147,670     $     16,223
Total number of schools ............................           25             51               79             113              133

                                                             AS OF JUNE 30,
                                        -----------------------------------------------------
                                                                2000        2001
                                          1998         1999   (RESTATED)  (RESTATED)   2002
                                          ----         ----   ----------  ----------   ----
                                                             (dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents ...........   $  7,492    $ 27,923   $ 52,644   $ 96,195   $ 40,648
Working capital .....................     (2,316)     18,554     57,351    111,731     12,328
Total assets ........................     58,294     106,870    245,010    394,498    381,376
Total debt, including current portion     17,151      21,535     36,280     45,524     68,775
Total stockholders' equity ..........     24,190      58,962    172,813    298,367    232,384

---------------

(1) Does not include students enrolled in our summer school program.

 * The selected financial data has been restated for fiscal 2000 and 2001 to reflect the adjustments more fully described in Note 3 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations of Edison should be read in conjunction with "Item 6. Selected Financial Data" and our financial statements and the related notes included in this Annual Report. Information presented herein has been restated for fiscal 2000 and 2001 to reflect the adjustments more fully described in
Note 3 to the consolidated financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, those set forth under " -- Additional Risk Factors That May Affect Future Results."

OVERVIEW

      We are the nation's largest private operator of public schools serving students from kindergarten through 12th grade. We contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on other public schools in the area. We opened our first four schools in August 1995 and have grown rapidly in every subsequent year. We served approximately 74,000 students in 133 schools located in 22 states across the country and the District of Columbia in the 2001-2002 school year. Additionally, we served approximately 35,000 students in our summer school program during the summer of 2002. For the 2002-2003 school year, we expect enrollment of approximately 80,000 students in 150 schools located in 23 states and the District of Columbia. Our net revenue in fiscal 2002 was $465.0 million.

      From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of June 30, 2002, our accumulated deficit since November 1996 was approximately $256.6 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital.

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

         - Books and other materials to support the Edison curriculum and school design; and

         -        Upgrades in facilities.

GROSS STUDENT FUNDING

      Gross student funding represents the gross contractual funding for our schools before all expenses. The difference between gross student funding and net revenues consists of costs that Edison is not primarily obligated to pay.

      Gross student funding is not equivalent to revenue as defined by generally accepted accounting principles.

NET REVENUE

      Revenues are principally earned from contractual agreements to manage and operate contract and charter schools. The Company also earns revenue from summer school and after-school program fees. The Company recognizes revenue for each managed school pro rata over the eleven months from August through June, typically the period over which we perform our services, in accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

      Most of our management agreements provide that we earn a fee based upon the number of children that attend our schools and, therefore, we only earn revenue to the extent students attend our schools. In most instances, there is a `base' fee per pupil and several `categorical' fee components paid only for students in certain categories (e.g., low-income, English as a second language, etc.). In some of our charter schools, our fee has a fixed component and variable component. Even in contracts where we have a fixed fee component, we have generally agreed to forego or reduce our fee if there is a budget shortfall at the charter school.

      The Company is generally responsible to its clients for all aspects of the management of its schools including but not limited to the academic achievement of the students; selection, training and compensation of school personnel; procurement of curriculum and equipment necessary for operations of the school; and the safe operation of the school facilities. Gross student funding represents gross contractual funding for our schools before all costs. Net revenue represents gross student funding less costs that we are not primarily obligated to pay. The Company follows the guidance of EITF 99-19,"Reporting Revenue Gross as a Principal versus Net as an Agent," and EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" regarding classification of revenues. Specifically, the Company recognizes revenues net of expenses that the Company is not primarily obligated to pay.

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

      In January 2002, the Emerging Issues Task Force ("EITF") issued EITF 01-14 "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." EITF 01-14 clarifies EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," which provides guidance on whether revenues should be presented gross or net of certain costs. After consultation with its independent auditors, the Company believes that EITF 01-14 should be interpreted to require it to present as revenue and expense only those direct site expenses that the Company is primarily obligated to pay. In accordance with the transition provisions of EITF 01-14, the Company adopted EITF 01-14 effective January 1, 2002 and has reclassified all historical periods to conform with the new presentation and, in the interest of transparency, added a "gross student funding" line to its statements of operations. Gross student funding is not equivalent to revenue as defined by GAAP.

      In November 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer." EITF 01-09 addresses the appropriate income statement characterization of consideration given by a vendor to a customer, specifically whether that consideration should be presented in the vendor's income statements as a reduction of revenue or as an expense. In consultation with its independent auditors the Company determined that consideration given to two customers was, in effect, an adjustment of the Company's contract price and should be accounted for as a reduction in revenue rather than as an expense subsequent to the promulgation of EITF 01-09. In accordance with the transition provisions of EITF 01-09, the Company adopted EITF 01-09 effective January 1, 2002 and has reclassified all historical periods to conform with the new presentation.

DIRECT SITE EXPENSES

      Direct site expenses include most of the expenses incurred on-site at our schools. The largest component of this expense is salaries and wages, primarily for principals and teachers, which are often paid for by our clients on our behalf, in which case they are disclosed as "direct site expense - client paid." The remaining direct site expenses include on-site administration, facility maintenance, utilities and, in some cases, student transportation. Once staffing levels for the school year are determined, most of these expenses are fixed, and accordingly, variations in enrollment will generally not change the overall cost structure of a school for that year. Direct site expenses do not include teacher training and other pre-opening expenses associated with new schools, financing costs or depreciation and amortization related to technology, including computers for teachers and students, curriculum materials and capital improvements to school buildings.

GROSS SITE CONTRIBUTION AND GROSS SITE MARGIN

      We define gross site contribution as net revenue less direct site expenses. Gross site margin is gross site contribution expressed as a percentage of net revenue. Prior to our adoption of EITF 99-19, EITF 01-14 and EITF 01-09, we calculated gross site margin as gross site contribution expressed as a percentage of what is now defined as gross student funding. Although gross site contribution is the same dollar amount in each calculation, under the new treatment the gross site margin percentage is higher as a result of using net revenues. Gross site contribution is a measurement of ongoing site-level operating performance of our schools. We believe it serves as a useful operating measurement when evaluating our schools' financial performance. Gross site margins vary considerably from school to school and sometimes year-to-year for the same school. Gross site contribution does not reflect all site-related costs, including depreciation and amortization or interest expense and principal repayment related to site-level investments, or on-site pre-opening expenses, and accordingly gross site contribution does not represent site-level profitability.

ADMINISTRATION, CURRICULUM AND DEVELOPMENT EXPENSES

      Support from our central office is important for the successful delivery of our curriculum and school design. Administration, curriculum and development expenses include those amounts related to the creation and enhancement of our curriculum, and our general, administrative and sales and marketing functions. These costs include costs for curriculum, assessment and training professionals, sales and marketing personnel, financial reporting, legal, technological support, travel expenses and other development activities.

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

ENROLLMENT

      Our annual budgeting process establishes site-specific revenue and expense objectives, which include assumptions about enrollment and anticipated per-student funding. While our budgets include desired enrollment levels, we do not attempt to maximize enrollment based upon the physical capacity of our facilities. Our budgets are designed to achieve both financial and academic goals, both of which we believe are critical to the success of our business. Therefore, our budgets are designed to achieve the proper balance between financial performance and academic standards.

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

REENGINEERING

      On August 21, 2002, the Company announced several initiatives emerging from a company-wide "reengineering" effort. The initiatives are intended to redesign Edison's infrastructure to improve service delivery to its schools; increase student achievement and customer satisfaction; and accelerate Edison's path to profitability. Among other changes, the Company announced significant improvements in its headquarters operations including an enhanced customer service function; strengthening of its financial reporting and facilities financing unit; a ramp up of its communications function; a more efficient organization of its general financial function, and an alignment of its internal functions with a consolidated and streamlined regional structure. The Company anticipates $6.0 million of charges associated with one-time costs related to the reengineering.

FINANCIAL PERFORMANCE

      We have incurred substantial net losses in every fiscal period since we began operations. For the fiscal year ended June 30, 2002, our net loss was $86.0 million. As of June 30, 2002, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $256.6 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital.

      The following table sets forth various financial data expressed as a percentage of net revenue for the periods indicated:

                                                 FISCAL YEAR ENDED JUNE 30,
                                            --------------------------------
                                               2000       2001         2002
                                            ----------  ---------     ------
Net revenue .............................     100.0%      100.0%      100.0%
                                              -----       -----       -----
Education and operating expenses:
  Direct site expenses:
     Company paid .......................      44.5        46.2        45.5
     Client paid ........................      40.1        36.8        38.4
  Administration, curriculum and
   development expenses .................      26.0        16.5        15.3
  Impairment charges ....................        --          --         8.0
  Depreciation and amortization .........      10.0         9.6         8.0
  Pre-opening expenses ..................       4.0         2.5         1.3
                                              -----       -----       -----
  Total education and operating expenses      124.6       111.6       116.5
                                              -----       -----       -----
Loss from operations ....................     (24.6)      (11.6)      (16.5)
Other income (expense), net .............       0.4         0.8        (1.8)
                                              -----       -----       -----
Loss from operations before provision for     (24.2)      (10.8)      (18.3)
taxes
Provision for state and local taxes .....        --        (0.2)       (0.2)
                                              -----       -----       -----
Net loss ................................     (24.2)%     (11.0)%     (18.5)%
                                              =====       =====       =====

      In order to achieve profitability, we believe it will be necessary to improve gross site margin while maintaining educational quality and continuing to reduce central expenses as a percentage of net revenue. The latter improvement is largely dependent on our ability to increase our net revenue through expanded student enrollment while controlling central costs.

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

MANAGEMENT AGREEMENTS:  RENEWALS AND TERMINATIONS

      Our management agreements generally have a term of five years. When we expand by adding an additional school under an existing management agreement, the term with respect to that school generally expires at the end of the initial five-year period. We cannot be assured that a management agreement will be renewed at the end of its term. Two management agreements covering five schools expired at the end of the 2001-2002 school year and were not renewed. Additionally, two management agreements representing three schools expired at the end of the 2001-2002 school year and have not been renewed, although we are continuing to manage those schools while discussing renewal of those agreements. With respect to one of these agreements, covering one school, the state has directed the school to bid out the renewal of the agreement to multiple companies.

      In addition, termination of a management agreement may occur prior to its expiration date for a variety of reasons. Six management agreements covering 37 of the schools we are operating for the 2002-2003 school year and accounting for ___% of our total revenue for the year are terminable by the school district or charter board at will, with or without good reason. Moreover, all of our management agreements may be terminated for cause, including in some cases a failure to meet specified educational standards, such as academic performance based on standardized test scores. In addition, as a result of payment disputes or changes within a school district, such as changes in the political climate, from time to time we face pressure to permit a school district or charter board to terminate our management agreement even if they do not have a legal right to do so. We may also seek the early termination of, or not seek to renew, a limited number of management agreements in any year. Six management agreements covering 13 schools, three due to expire at the end of the 2002-2003 school year, one at the end of the 2003-2004 school year, one at the end of the 2004-2005 school year, and one at the end of the 2005-2006 school year were terminated at the end of the 2001-2002 school year. In addition, under a management agreement expiring at the end of the 2004-2005 school year, the number of schools managed was reduced from four to two during the 2001-2002 school year. It is likely that each year some management agreements will expire unrenewed or be terminated prior to expiration.
      Management agreements representing 22 schools, accounting for ____ of our total revenue for fiscal 2002, will expire at the end of the 2002-2003 school year, and agreements representing 22 schools, accounting for ___% of our total revenue for fiscal 2002, will expire at the end of the 2003-2004 school year. With regard to one of these agreements covering two schools, we have been informed that the board will not renew the agreement when it expires in June 2003. Additionally, we have received formal notice that a management agreement covering seven schools and due to expire at the end of the 2004-2005 school year will be terminated at the end of the 2002-2003 school year.

      See "Additional Risk Factors That May Affect Future Results -- Our management agreements with school districts and charter boards are terminable under specified circumstances and generally expire after a term of five years."

CONTRACT SCHOOLS COMPARED TO CHARTER SCHOOLS

      We operate two types of schools: contract and charter. Contract schools are public schools we operate under a management agreement with local school boards. Charter schools are schools we operate under a management agreement with a charter holder, which is typically a community group or non-profit entity that has been granted a state-authorized charter to create a public school. The cost of operating a contract school and a charter school is similar, except that, in the case of a charter school, we are typically required to arrange for a facility. In some cases, we operate charter schools under a charter granted by the local school board, which provides the facility. In these cases, we categorize these schools as contract schools because we do not provide the facilities and therefore the economics of these arrangements closely resemble those of a contract school. Charter school facilities that are not provided by a local school board are financed in a variety of ways, including bank debt, municipal bonds, sale/leaseback arrangements, third-party ownership by real estate investment trusts and philanthropy. At times, we advance funds or guarantee loans to our charter board clients to assist them in arranging for facilities. As of June 30, 2002, we had approximately $80.9 million in loans and advances outstanding net of allowances and guaranteed loans of $20.9 million to our charter board clients. Our facility investment for a charter school will generally exceed our investment in facilities for a contract school. Because of these higher costs, we generally seek to establish charter schools in areas with higher per-pupil revenue.

STOCK-BASED AND OTHER NON-CASH COMPENSATION EXPENSES

         Beginning in 1995, we granted a number of stock options with four- and five-year terms. In the fourth quarter of fiscal 1999, we decided to extend the term of these options to ten years and to make other changes in their terms that we believe are customary for options granted by public companies. As a result, we were required to record compensation expense at that time representing the difference between the exercise price of the options and the deemed fair market value of the shares underlying the stock options. In this regard, we recognized an expense of $17.4 million in the fourth quarter of fiscal 1999. This is in addition to $5.0 million of stock-based compensation expenses recorded in fiscal 1999 in connection with stock options that were subject to variable accounting treatment. We have recognized, and expect to continue to recognize, expenses related to the option amendments over the vesting periods of the individual stock options. These additional expenses were approximately $1.4 million for fiscal 2001 and $1.0 million for fiscal 2002, and are expected to be $600,000 for fiscal 2003 and $200,000 for fiscal 2004.

         To the extent we discretionarily accelerate stock options or otherwise modify the terms of stock options in the future, we could incur additional non-cash charges. We may also, from time to time, grant options below fair market value which could result in further charges at the time of grant.

         In November 1999, our CEO exercised options to purchase 725,000 shares of common stock at $3.00 per share through the issuance of a promissory note for $2,175,000. In addition, we loaned $4,445,700 in November 1999 and $1,248,500 in
April 2000 to our CEO to pay estimated income taxes resulting from the transaction. These notes mature five years from their date of issuance. In the past, we have accounted for the transaction as an option exercise and carried the loans as notes receivable on our balance sheets and recognized periodic interest income. The notes were issued with recourse solely to the shares exercised and contain a floating rate of interest. Therefore, we have determined that it is more appropriate to treat the options as not having been exercised and account for them as a variable stock award pursuant to the provisions of Emerging Issues Task Force Issue 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion 25." Accordingly, the Company has restated its fiscal 2000 and 2001 financial statements to reflect compensation in the form of a charge or credit to operations and an offsetting adjustment to additional paid-in capital for periodic changes in the market value of the 725,000 common shares subject to exercise, until such notes are paid. In addition, the loans related to estimated income taxes have been restated to be expensed when originally issued. Interest income previously recognized under the notes has been reversed. Interest received under the notes will be credited to additional paid-in capital.

         In connection with the restatement, the Company recognized, in fiscal 2000, a compensation charge of approximately $13.6 million and a reduction in interest income of $450,829. In fiscal 2001, the market value of the Company's common stock decreased from $23.19 per share at the beginning of year to $22.84 per share at June 30, 2001. As a result, the Company recognized a compensation credit of $253,750 and a reduction in interest income previously provided of $684,834. In fiscal 2002, the market price of the Company's common stock declined from $22.84 per share at the beginning of the year to a value below the exercise price of $3.00 per share by year end. Accordingly, the remaining amount of compensation expense recognized in prior years, including a portion related to fiscal 1999, of $14,384,000 was reversed and no interest income was recognized for the year.

LOANS TO EXECUTIVES

         Benno C. Schmidt, Jr. borrowed $1.6 million from the Company on June 5, 1992 and $200,000 from the Company on January 23, 1996, as evidenced by promissory notes. The loans were recourse and were collateralized by a life insurance policy on Mr. Schmidt. The amounts due from Mr. Schmidt under these loans could be offset by the Company against the amount owed by the Company to Mr. Schmidt under his severance agreement. In October 1999, the promissory notes were amended to change the interest rate to the prime rate in effect from time to time and to extend the date for payment of all principal and accrued interest until the earlier of February 15, 2002 or the termination of Mr. Schmidt's employment with the Company. Prior to this amendment, the notes bore interest at an annual compound rate of 5.83%, and all principal and accrued interest payable under the notes were due on the earlier of February 15, 2000 or the termination of Mr. Schmidt's employment with the Company. In February 2002, the term of the loans was extended to June 15, 2002. In June 2002, the term of the loans was extended to August 31, 2002. The loans have not been repaid. The Company has given notice to Mr. Schmidt that the loans are now due, and with his cooperation is working to expedite collection of the outstanding balance of principal and interest under the loans, which totaled $1.8 million and $1.3 million, respectively, as of September 30, 2002. Mr. Schmidt is the Company's Chairman of the Board of Directors.

      H. Christopher Whittle borrowed $6.6 million from the Company on November 15, 1999 and $1.2 million from the Company on April 13, 2000. The loans represented the total amount required for Mr. Whittle to purchase the shares upon exercise of his March 1997 option to purchase 270,000 shares of class A common stock and 30,000 shares of class B common stock at $3.00 per share and his December 1997 option to purchase 382,500 shares of class A common stock and 42,500 shares of Class B Common Stock at $3.00 per share and to pay related income tax obligations. The Company also agreed to loan Mr. Whittle any additional amount necessary to pay any additional taxes or tax penalties incurred by him in connection with his purchase of the shares. The loans are collateralized only by the shares and bear interest at the greater of the prime rate or the Company's actual borrowing rate, if any, from time to time, with payment of the principal amount and accrued interest on the November 1999 loan due in full in November 2004 and payment of the principal amount and accrued interest on the April 2000 loan due in full in April 2005. The balance of principal and interest outstanding under these loans was $7.9 million and $1.8 million, respectively, as of September 30, 2002. Mr. Whittle is the Company's Chief Executive Officer and one of the Company's directors. Proceeds from collection of these notes will be credited to additional paid-in capital (See
Note 3 to the consolidated financial statements).

      Tonya G. Hinch borrowed $100,000 from the Company on July 5, 2000 as evidenced by a letter agreement. The loan does not bear interest and is due on June 30, 2003. The loan is recourse only to the net proceeds to Ms. Hinch from the sale of shares of the Company's class A common stock and class B common stock acquired by Ms. Hinch through the exercise of employee stock options. Ms. Hinch served as Executive Vice President of our School Support Division until June 10, 2002.

      Adam Feild borrowed $100,000 from the Company on December 6, 1999 as evidenced by a promissory note. The note is unsecured and bears interest at an annual rate of 8.5%. The note is due on December 31, 2005. The balance of principal and accrued interest under this loan was $100,000 and $25,925, respectively, as of September 30, 2002. The loan is recourse only to the net proceeds to Mr. Feild from the sale of shares of the Company's class A common stock and class B common stock acquired by Mr. Feild through the exercise of employee stock options. Mr. Feild served as the Company's Chief Financial Officer and Executive Vice President until July 30, 2002.

INCOME TAXES

      We have not recorded any provision for federal income taxes because we have incurred net losses from our inception through June 30, 2002. As of June 30, 2002, we had approximately $289 million of net operating loss carryforwards for federal income tax purposes. Approximately $45 million are expected to expire between fiscal 2010 and 2018, and approximately $244 million are expected to expire between fiscal 2019 and 2022. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, we have recorded a full valuation allowance.

      For fiscal 2002, we have recorded a provision for taxes that reflects state and local income taxes arising from our operations of several sites.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

      NET REVENUE. Our net revenue increased to $465.1 million for fiscal 2002 from $350.5 million for the prior year, an increase of 32.7%. The increase was primarily due to a 29.8% increase in student enrollment from 57,000 in the 2000-2001 school year to 74,000 in the 2001-2002 school year, reflecting both the opening of new schools and the expansion of existing schools. Additionally, revenue generated from our summer school program increased net revenue by 2.2% in fiscal 2002.

      DIRECT SITE EXPENSES. Our direct site expenses increased to $390.1 million for fiscal 2002 from $291.2 million for the prior year, an increase of 34.0%. The increase in direct site expenses was primarily due to the 29.8% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $326.4 million for fiscal 2002 from $243.7 million for the prior year. Of the total direct site expense, $178.7 million was client paid, up from $129.2 million in the same period of the prior year. These client paid expenses consist entirely of personnel costs at our schools.

      GROSS SITE MARGIN AND CONTRIBUTION. Our gross site contribution was $74.9 million for fiscal 2002 compared to $59.3 million for the prior year. The corresponding gross site margin decreased to 16.1% for fiscal 2002 compared to 16.9% for fiscal 2001. The decrease in gross site margin was due to direct site costs growing more rapidly than net revenue, primarily as a result of disappointing results for one of our new clients in fiscal 2002.

      ADMINISTRATION, CURRICULUM AND DEVELOPMENT EXPENSES. Our administration, curriculum and development expenses increased to $71.2 million for fiscal 2002 from $57.9 million for fiscal 2001, an increase of 23.0%. The increase was due, in part, to greater personnel costs resulting from an increase of approximately 107 new headquarters employees, which reflects a substantial increase in staff in our school operations and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. Other charges included within administration, curriculum and development expenses that contributed to the increase on a net basis include
(1) approximately $7.5 million of costs related to an inquiry by the Securities and Exchange Commission and our sales and marketing activities in Philadelphia, and (2) specific event related charges comprised of $4.0 million of costs related to a write-down of a note as a result of a discontinued new school project and a $5.5 million reserve of costs related to a reserve against notes to charter schools as a result of the difficult credit environment affecting the Company's ability to arrange third party lender financing coupled with the credit risk of specific charter school notes and management's intention to accelerate the refinancing of individual notes to third party lenders. These costs were offset by $14.4 million of income from a non-cash stock compensation adjustment (see note 3 of the notes to the consolidated financial statements).

      IMPAIRMENT CHARGES. Our impairment charges consist of one - time and specific event related charges including $33.3 million related to the write-off of goodwill triggered by the reduction in the Company's share price and a $3.6 million charge related to management's decision to discontinue our corporate headquarters project.

      DEPRECIATION AND AMORTIZATION. Our depreciation and amortization increased to $37.4 million for fiscal 2002 from $33.6 million for fiscal 2001, an increase of 11.3%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our enrollment and central office growth.

      PRE-OPENING EXPENSES. Our pre-opening expenses decreased to $6.2 million for fiscal 2002 from $8.6 million for fiscal 2001, a decrease of 27.9%. This decrease was associated primarily with opening new schools for the 2001-2002 school year, with approximately 17,000 new students enrolled, of which 2,000 students were from existing LearnNow schools, compared to approximately 19,500 new students enrolled in the prior school year.

      Excluding non-cash stock-based compensation income of $13.3 million and expense of $1.6 million in fiscal 2002 and 2001, respectively, administration, curriculum and development and pre-opening expenses as a percentage of net revenues increased to 19.5% for fiscal 2002 from 18.5% for the prior year. Excluding the specific event related charges of $9.5 million related to our notes receivable (as discussed in administration, curriculum and development expenses), administration, curriculum and development, and pre-opening expenses as a percentage of net revenue decreased to 17.5% for fiscal 2002 from 18.5% for fiscal 2001.

      EDUCATION AND OPERATING EXPENSES. Our total education and operating expenses as a percentage of net revenue increased to 116.5% for fiscal 2002 from 111.6% for fiscal 2001. Excluding one-time and specific event related charges of $32.0 million, including $14.4 million of income from a non-cash stock compensation adjustment; $4.0 million of costs related to a discontinued new school project; $5.5 million of costs related to a reserve against loans to charter schools; $33.3 million of costs related to the write-off of goodwill; and a $3.6 million cost related to the discontinued corporate headquarters project, education and operating expenses as a percentage of net revenue decreased to 109.6% for fiscal 2002 from 111.6% for fiscal 2001. This decrease primarily resulted from continued revenue growth and increased operating leverage and a decrease in administration, curriculum and development expenses as a percentage of net revenue.

      EBITDA, NET OF OTHER CHARGES. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, interest income, income tax expense, depreciation and amortization, loss on investment, loss on disposal of fixed assets and stock-based compensation charges. These costs are discussed above. This amount for fiscal 2002 was a negative $52.7 million compared to a negative $5.6 million for fiscal 2001. Excluding the one-time and specific event related charges of $46.4 (including $36.9 million of impairment charges discussed above, $4.0 million write-down of notes and $5.5 million reserve against notes receivable), EBITDA, net of other charges, for fiscal 2002 was a negative $6.3 million compared to a negative $5.6 million for fiscal 2001. The decline in EBITDA, net of other charges, resulted primarily from a decrease in gross site margin offset by decreased administration, curriculum and development, and pre-opening expenses as a percentage of revenues. On a per-student basis, EBITDA, net of other charges and excluding one-time and specific event related charges, improved to negative $85 in fiscal 2002 compared to negative $98 for the prior year.

      LOSS FROM OPERATIONS. Our loss from operations increased to $76.7 million for fiscal 2002 from $40.8 million for fiscal 2001, an increase of 88.0%. Excluding one-time and specific event related charges of $32.0 million as mentioned above our loss from operations increased to $44.7 million for fiscal 2002 from $40.8 million for fiscal 2001, an increase of 9.6%. The increase primarily resulted from higher administration, curriculum, and development expenses as well as higher depreciation and amortization.

      OTHER INCOME AND EXPENSE. Other income, net, was negative $8.3 million for fiscal 2002 compared to $2.9 million in fiscal 2001. The decline was primarily due to the $6.8 million reduction in the carrying value of our investment in Apex Learning, Inc and a $3.6 million increase in loss on disposal of fixed assets.

      NET LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Our net loss increased to $86.0 million for fiscal 2002 from $38.5 million for fiscal 2001, an increase of 123.4%. Excluding one-time and specific event related charges of $32.0 million, our net loss increased to $54.0 million for fiscal 2002 from $38.5 million for fiscal 2001, an increase of 40.3%.

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

      NET REVENUE. Our net revenue increased to $350.5 million for fiscal 2001 from $209.0 million for the prior year, an increase of 67.7%. The increase was primarily due to a 52% increase in student enrollment from 37,500 in the 1999-2000 school year to 57,000 in the 2000-2001 school year, reflecting both the opening of new schools and the expansion of existing schools.

      DIRECT SITE EXPENSES. Our direct site expenses increased to $291.2 million for fiscal 2001 from $177.0 million for the prior year, an increase of 64.5%. The increase in direct site expenses was primarily due to the 52% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $243.7 million for fiscal 2001 from $152.8 million for the prior year. Of the total direct site expenses, $129.2 million was client paid, up from $83.9 million in the same period of the prior year. These client paid expenses consist entirely of personnel costs at our schools.

      GROSS SITE MARGIN AND CONTRIBUTION. Our gross site contribution was $59.3 million for fiscal 2001 compared to $32.0 million for the prior year. The corresponding gross site margin increased to 16.9% for fiscal 2001 compared to 15.3% for fiscal 2000. The increase in gross site contribution of $27.3 million resulted from the increase in revenue and decreases in the cost of providing services.

      ADMINISTRATION, CURRICULUM AND DEVELOPMENT EXPENSES. Our administration, curriculum and development expenses increased to $57.8 million for fiscal 2001 from $54.2 million for fiscal 2000, an increase of 6.6%. Excluding a specific event related charge of $13.6 million related to a stock-based compensation charge in fiscal 2000, our administration, curriculum and development expenses increased to $57.8 million for fiscal 2001 from $40.6 million for fiscal 2000, an increase of 42.4%. The increase was substantially due to greater personnel costs resulting from an increase of 80 new headquarters employees, which reflects a substantial increase in staff in our school operations and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. In addition, we wrote down our curriculum materials inventory by $3.9 million to reflect costs of returning and/or reselling surplus materials.

      DEPRECIATION AND AMORTIZATION. Our depreciation and amortization increased to $33.6 million for fiscal 2001 from $20.9 million for fiscal 2000, an increase of 60.8%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our enrollment and central office growth.

      PRE-OPENING EXPENSES. Our pre-opening expenses increased to $8.6 million for fiscal 2001 from $8.4 million for fiscal 2000, an increase of 2.4%. This increase was associated primarily with opening new schools and expanding existing schools for the 2000-2001 school year, with 19,500 new students enrolled compared to approximately 13,600 new students enrolled one year earlier.

      Excluding non-cash stock-based compensation charges of $1.6 million in fiscal 2001 and $11.8 million in fiscal 2000, administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 18.5% for fiscal 2001 from 24.3% for the prior year.

      EDUCATION AND OPERATING EXPENSES. Our total education and operating expenses as a percentage of total revenue decreased to 111.6% for fiscal 2001 from 124.6% for fiscal 2000. Excluding specific event related stock compensation charges of $13.6 million in fiscal 2000 our total education and operating expenses as a percentage of total revenue decreased to 111.6% for fiscal 2001 from 118.2% for fiscal 2000. This decrease primarily resulted from continued revenue growth and increased operating leverage and a decrease in administration, curriculum and development expenses as a percentage of total revenue.

      EBITDA, NET OF OTHER CHARGES. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, interest income, income tax expense, depreciation and amortization, and stock-based compensation charges. These costs are discussed above. This amount for fiscal 2001 was a negative $5.6 million compared to a negative $18.8 million for fiscal 2000. The improved EBITDA, net of other charges, resulted primarily from increased gross site margin and decreased administration, curriculum and development, and pre-opening expenses as a percentage of revenues. On a per-student basis, negative EBITDA, net of other charges, improved to $98 in fiscal 2001 compared to $501 for the prior year.

      LOSS FROM OPERATIONS. Our loss from operations decreased to $40.8 million for fiscal 2001 from $51.5 million for fiscal 2000, a decrease of 20.8%. Excluding one-time and specific event related charges of $13.6 million as mentioned above, our loss from operations increased to $40.8 million for fiscal 2001 from $37.9 million for fiscal 2000, an increase of 7.7%. The increase primarily resulted from higher administration, curriculum, and development expenses as well as higher depreciation and amortization.

      OTHER INCOME AND EXPENSE. Other income, net was $2.9 million for fiscal 2001 compared to $900,000 in fiscal 2000. The improvement was primarily due to $10.3 million of interest income resulting from larger invested cash balances and notes receivable, partially offset by interest expense from expanded borrowings and a write-off of fixed assets at the schools that closed in fiscal 2001. Additionally, for fiscal 2001, we recognized $291,000 in losses as our pro-rata share of the Ksixteen net loss for that period.

      NET LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Our net loss decreased to $38.5 million for fiscal 2001 from $50.6 million for fiscal 2000, a decrease of 23.9%. Excluding one-time and specific event related charges of $13.6 million, our net loss increased to $38.5 million for fiscal 2001 from $37.0 million for fiscal 2000, an increase of 4.1%.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically operated in a negative cash flow position. To date, we have financed our cash needs through a combination of equity and debt financing. Since our inception and through June 30, 2002, we had raised $509.0 million of equity capital. During the same period, we used $178.6 million of cash for operating activities and $293.4 million of cash for investing activities. We have also utilized debt and equipment leasing arrangements to finance computers and other technology investments in our schools.

      At June 30, 2002, our cash available for operations was approximately $40.7 million.

      On October 3, 2001, the Company formed Edison Receivables Company LLC ("Edison Receivables") for the purpose of purchasing and financing certain receivables of the Company. The Company owns all of the membership interests in Edison Receivables, a Delaware limited liability company with a separate legal existence from the Company. The Company has sold or contributed certain accounts receivable arising from the Company's provision of school management services in the ordinary course of its business and related security to Edison Receivables. Edison Receivables has its own separate creditors who are entitled to be satisfied out of Edison Receivables' assets prior to any value in it becoming available to the Company. The Company has no right, title or interest in Edison Receivables' assets, including the accounts receivable assigned to it by the Company.

      In November 2001, Edison Receivables entered into a $35.0 million revolving credit facility (the "MLMCI Facility") with Merrill Lynch Mortgage Capital Inc. ("MLMCI"), collateralized by certain accounts receivable purchased from or contributed by the Company. Borrowings are limited to specified percentages of eligible accounts receivable, as defined. The MLMCI Facility originally had a term of one year, with interest determined on a Eurodollar or prime rate basis at the Company's option and a commitment fee of .50% per annum on the unused portion of the commitment. As of June 30, 2002, $34.0 million was outstanding under this line of credit bearing interest at LIBOR plus 3.5% and was collateralized by receivables with a book value of $62.8 million that were sold in a true sale to Edison Receivables by the Company. The agreement requires that the Company observe certain financial covenants and restrictions including a minimum consolidated tangible net worth and a maximum consolidated debt to equity ratio.

      On July 31, 2002, the MLMCI Facility was amended to add School Services LLC ("School Services") as an additional lender and MLMCI as agent of the lenders, increase the line of credit to $55.0 million, and extend the term of the agreement and the line of credit provided thereunder to June 30, 2003. The agreement and the line of credit were subsequently extended to July 15, 2003. The interest rate under the amended MLMCI Facility was increased to LIBOR plus 7.0% or prime plus 4.5% at the Company's option. We agreed to pay certain fees and costs related to the MLMCI Facility, aggregating approximately $3.2 million.

      Additionally, on July 31, 2002 the Company entered into a two-year Credit and Security agreement (the "New Credit Facility") with School Services, which provides for a term loan in the amount of $10.0 million, collateralized by property held by 110th and 5th Associates, LLC, a wholly owned subsidiary of the Company, and a revolving loan not to exceed $10.0 million, collateralized by all the Company's assets other than the property collateralizing the term loan. Interest on both the term and revolving loans was set at 12.0% per annum. The Company borrowed $250,000 on July 31, 2002 under the New Credit Facility. The facility will also be reduced by the amount of certain fees and costs which the Company has agreed to pay School Services and its affiliates, aggregating approximately $2.8 million. Additionally, we agreed to pay a fee of $1.6 million at loan maturity or the earlier prepayment of the term loan component of the facility. This facility is secured by certain real property owned by the Company and certain of its subsidiaries, notes payable from charter schools and other debtors of the Company and all other assets of the Company generally, other than accounts receivable sold to Edison Receivables. This facility matures on June 30, 2004. However, the loan commitment is to be reduced by an agreed upon percentage of the net proceeds of any refinancing paid to the Company. The agreement requires the Company to observe certain financial covenants and restrictions including a minimum consolidated tangible net worth, a maximum consolidated debt to equity ratio and a minimum EBITDA requirement for fiscal 2003.

      In connection with the establishment of the amended MLMCI Facility and the New Credit Facility, the Company also issued warrants for the purchase of up to 10,710,973 shares of Class A common stock of the Company, which equals 16.6% of the total outstanding shares of common stock of the Company, including the shares issuable upon exercise of the warrants.

The warrants have an exercise price of $1.00 per share and are exercisable at any time following their issuance and prior to July 31, 2007.

      We expect our cash on hand, together with borrowings under financing arrangements, as mentioned above, and expected reimbursements of advances we have made to charter boards, will be sufficient to meet our working capital needs to operate our existing schools through fiscal 2003. Our near-term capital needs are generally growth related and are dependent upon our rate of growth and our mix of charter schools and contract schools, as charter schools usually require us to advance funds to help charter boards obtain, renovate and complete school facilities. We anticipate refinancing with third-party lenders up to $50.0 million of loans we have made to charter boards to fund our current growth plans for the 2003-2004 school year. While we have completed such financings in the past, we cannot be certain we will obtain such financing on favorable terms, if any. To the extent we cannot raise sufficient funds through the refinancing of our loans to charter boards with third-party lenders, we may seek additional capital through offerings of debt or equity securities and expanded financing arrangements or reduce our growth plans. Depending on the terms of any financing arrangements, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

      Our longer term cash requirements are for capital to fund capital expenditures related to growth, anticipated working capital needs and general corporate purposes. We expect to fund such expenditures and other longer term liquidity needs with cash generated from operations, the proceeds from offerings of debt or equity securities and expanded financing arrangements. Depending on the terms of any financing arrangements, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

      We ran summer school programs for 51 districts in the state of Missouri during May, June and July of 2002. We spent approximately $19 million, which includes teachers' salaries, curriculum and other educational/promotional materials, over the two month period. Of the amounts we recognized as revenue for the 2002 summer program, payment terms of the related billings range from 12 to 18 months. Therefore, cash receipts of revenue will lag outlay of cash for expenditures by more than one year. Of the amounts we recognized as revenue for the 2001 summer school program, 83.5% of the revenue had been collected as of September 25, 2002 with the remainder scheduled for collection through January 2003.

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

CASH USED IN OPERATING ACTIVITIES

      For fiscal 2002, we used $23.7 million for operating activities. This use primarily resulted from a $86.0 million net loss, a $20.9 million net increase in working capital accounts, $1.9 million increase in accrued interest on notes receivable and stock-based compensation income of $13.3 million, partially offset by depreciation and amortization totaling $39.8 million, $5.4 million of asset write-off and disposals, $9.5 million of notes receivable write-off and allowances, impairment charges totaling $36.9 million and $6.8 million reduction in the carrying value of our investment in Apex Learning Inc. (see Note 12 of the consolidated financial statements).

      For fiscal 2001, we used $26.7 million for operating activities. This use primarily resulted from a $38.5 million net loss and a $27.9 million net increase in working capital accounts, partially offset by $32.3 million of depreciation and amortization, $800,000 write-off of accounts receivable, $1.6 million in stock-based compensation expense and $5.2 million of asset write-off and disposal.

CASH USED IN INVESTING ACTIVITIES

      For fiscal 2002, we used $48.1 million in investing activities. Additionally there were non-cash transactions of $16.0 million. During this period, we invested $17.1 million in our schools and central office. These amounts include the investments we made in technology and curriculum in each of the schools we open. We have also advanced funds to our charter board clients for their affiliates to help maintain and complete school facilities. The amounts advanced during fiscal 2002 to our charter board clients or their affiliates were $41.9 million. During this period, we also received $15.0 million in repayments on advances previously made. During fiscal 2002, we increased security deposits by $2.1 million, funded a $1.0 million philanthropic contribution, and incurred $1.2 million of deferred contract costs.

      For fiscal 2001, we used $77.4 million in investing activities. Additionally there were non-cash transactions of $21.4 million. During this period, we invested $46.9 million in our schools and central office. These amounts include the investments we made in technology and curriculum in each of the schools we opened. We have also advanced funds to our charter board clients or their affiliates to help obtain, renovate and complete school facilities. The amounts advanced for fiscal 2001 were $46.4 million. During this period, we also received $14.8 million in repayments on advances previously made. Also, we disposed of leasehold improvements totaling $10.7 million. During fiscal 2001, we paid $7.0 million for the balance on the purchase price of a lot located in the Harlem section in the borough of Manhattan in New York City. Additionally, we had business acquisition costs of $3.0 million during the same period.

CASH FROM FINANCING ACTIVITIES

      For fiscal 2002, we received $16.2 million from our financing activities. These amounts include borrowing $34.0 million on our credit facility, amounts received from the exercise of stock options and warrants of $1.8 million, cash received from a minority investee of $2.1 million, and the release of approximately $700,000 of restricted cash. These proceeds were partially offset by the repayments of notes payable of $21.0 million and $1.3 million of deferred financing costs.

      For fiscal 2001, we received $147.7 million from our financing activities. In August 2000, we completed a follow-on public offering in which we sold 3,350,000 shares of class A common stock for net proceeds of approximately $71.0 million. Also in August 2000, a philanthropic foundation exercised warrants to purchase 600,000 shares of class A common stock and paid us $4.8 million. In March 2001, we completed another public offering of an additional 3,351,026 shares of class A common stock for net proceeds of approximately $81.0 million. Additionally, we received $5.3 million from exercises of stock options and warrants. In fiscal 2001, we received $4.2 million in proceeds from financing arrangements for computers and other technology and $4.7 million from facilities financings. These proceeds were partially offset by the repayments of notes payable and capital lease obligations of approximately $18.5 million and $5.2 million in funding of restricted cash.

PHILANTHROPY

      Philanthropic entities supported 11 of the 133 schools we operated in the 2001-2002 school year. We tend to use philanthropy in those areas where the per-pupil expenditures would otherwise make it difficult to achieve satisfactory financial performance, such as California where all of our schools have been supported by philanthropic entities. These philanthropic entities provide funds directly to our school board or charter board clients, and not to Edison. Generally, the philanthropic support helps fund the initial capital investment in curriculum, technology, and facilities necessary to open a school and is not used for ongoing annual operations. Although some of our school district and charter board clients have used philanthropic funds in the past and we expect some of them to use philanthropic funds in the future, we do not rely on philanthropic support significantly for our growth strategy. The D2F2 Foundation has supported some of our schools in California and has indicated that it intends to provide support up to $22.5 million for schools operated or to be operated by us, primarily in California; $9.7 million of this amount has been used to date in schools operated by us. We issued a warrant to the D2F2 Foundation to purchase up to 1,698,750 shares of class A common stock and 188,750 shares of class B common stock at an exercise price of $7.96 per share. Additionally, we have entered into an agreement with one client whereby we committed to raise $10.5 million in unrestricted philanthropic funds, to be contributed over a two year period ending June 30, 2003. The funds are to be used for schools the Company manages and are to be expended on agreed upon costs including school facility, technology and curriculum materials. To date, we have secured commitments from two philanthropic organizations to contribute approximately $3.9 million and commitments from two senior Company officers for an additional $1.2 million. During fiscal 2002, $2.8 million of commitments from the two philanthropic entities was received and we donated $1.2 million. Our commitment will be amortized, net of third party donations received, over the contract life (five years) as a reduction in revenue. Contributions received from senior officers will serve to reduce the Company's obligation and be credited to additional paid-in capital.

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

      We expect to continue to advance funds to our charter board clients as well as spend, to the extent capital is available, on charter school facilities directly. We have been successful in securing various financing arrangements in the past, but our ability to obtain any such financing arrangements in the future cannot be assured. As of June 30, 2002, we had guarantees totaling $20.9 million for facility-related debt of three of our charter school clients, representing nine schools in fiscal 2002. The underlying debt comes due in fiscal 2003 and fiscal 2006.

      We could have facility financing obligations for charter schools we no longer operate because the terms of our facility financing obligations for some of our charter schools exceed the term of the management agreement for those schools. For eight of our charter schools, we have entered into long-term leases for the school facility that exceeds the current term of the management agreement by as much as 15 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of June 30, 2002, our aggregate future lease obligations totaled $49.6 million, with varying maturities over the next 20 years.

      In nine of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees, loans or cash advances. As of June 30, 2002, the amount of loans we had guaranteed totaled $20.9 million. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. We have also set aside restricted cash as collateral, in the amount of $500,000 for the loans we guarantee. As of June 30, 2002, we had advances or loans to charter school boards totaling a net of approximately $80.9 million related to the purchase or renovation of school facilities we manage. We often have not charged interest on these loans and advances. Approximately $19.8 million of these loans, representing 20 schools, are uncollateralized or subordinated to a senior lender. We currently expect to make additional advances of at least $7.0 million during the 2003 fiscal year. If these advances or loans are not repaid when due, our financial results could be adversely affected.

      In the fourth quarter of fiscal 2002, the Company has written down a loan of approximately $4.0 million related to a discontinued new school project. Additionally, in the fourth quarter of fiscal 2002, as a result of the difficult credit environment affecting the Company's ability to arrange third party lender financing coupled with the credit risk of specific charter school notes and management's intention to accelerate the refinancing of individual loans with third-party lenders, an allowance for loan losses of approximately $5.5 million was established. These amounts are included in administration, curriculum and development expense in the statements of operations.

INVESTMENT IN APEX ONLINE LEARNING INC.

      In July 1999, we acquired a 16.5% ownership interest in APEX Online Learning Inc. ("APEX"), a company that provides interactive advanced placement courses for high school students over the Internet. Concurrently, Vulcan Ventures Incorporated, then the majority stockholder of APEX, invested $30.0 million in Edison. We initially invested $5.0 million in APEX and were obligated to invest up to an additional $5.0 million in the future, if any third party were to invest in APEX. In December 1999, we invested all of the additional $5.0 million in APEX, increasing our ownership interest at that time to 19.7%. Because of the nature of our relationship with APEX through June 2000, we were required to recognize a pro rata portion of APEX's losses based upon our ownership interest. In the fiscal year ended June 30, 2000, we recognized $2.0 million of loss as our share of APEX's net loss. We modified our relationship with APEX on June 30, 2000 and, as a result, we are no longer accounting for this investment on the equity basis.

      During the third quarter of fiscal 2002, we recorded a non-cash charge to reduce the carrying value of our 19.7% cost basis investment in APEX to reflect an other-than-temporary decline in value of $6.8 million (representing the excess of carrying value over fair value, which results in a carrying value of $1.3 million as of March 31, 2002). We determined that our investment was impaired given the terms of a third quarter fiscal 2002 transaction involving APEX equity instruments between two existing investors. Management assessed this impairment to be other than temporary based on the sharp decline in fair value as determined and in consideration of the overall market condition for private equity companies. Prior thereto, we had concluded there was not an other than temporary impairment based, in part, on its application of customary valuation techniques which indicated that fair value approximated carrying value. Among the key assumptions included in the valuation were market conditions for educational related companies, trends in APEX operating results and valuations of market comparables.

ANTICIPATED CAPITAL EXPENDITURES

      Capital expenditures for fiscal 2003 are expected to be approximately $26.0 million, which includes approximately $11.0 million for computers and other technology at our schools, approximately $11.0 million for curriculum materials, approximately $1.0 million for the purchase and improvement of property at our schools, and $3.0 million for technology, leasehold improvements, and other capital items at our headquarters. Additionally, we expect to make additional advances or loans approximating $7.0 million to new charter board clients to help secure and renovate school properties during the 2002-2003 school year pursuant to our philanthropic commitments, a portion of which we expect will be refinanced through third parties. In addition, we expect to make charitable donations of approximately $3.0 million to benefit one of our clients.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      In addition to other information in this report, you should consider carefully the following risk factors. These risks may impair our operating results and business prospects and the market price of our stock.

      This report contains forward-looking statements that involve risks and uncertainties. Such statements are based on our current expectations, assumptions, estimates and projections about the company and our industry. These forward-looking statements involve risks and uncertainties. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future. You should also refer to the information set forth in this Annual Report, including our financial statements and the related notes.

WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE

      We have incurred substantial net losses in every fiscal period since we began operations. For fiscal 2002, our net loss was $86.0 million. As of June 30, 2002, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $256.6 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that we can profitably manage public schools. In order to achieve profitability, we believe it will be necessary to improve gross site margin while maintaining educational quality and continuing to reduce central expenses as a percentage of net revenue. We have recently undertaken a "reengineering" process intended to increase our efficiency and help us attain profitability while improving client service. There can be no assurance, however, that we will be successful in meeting the objectives of the reengineering. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise additional capital and continue operations.

THE PRIVATE, FOR-PROFIT MANAGEMENT OF PUBLIC SCHOOLS REMAINS A RELATIVELY NEW AND UNCERTAIN INDUSTRY, AND IT MAY NOT BECOME PUBLICLY ACCEPTED

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

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO IMPROVE THE ACADEMIC ACHIEVEMENT OF THE STUDENTS ENROLLED IN OUR SCHOOLS AND WE MAY FACE DIFFICULTIES IN DOING SO IN THE FUTURE

      We believe that our growth will be dependent upon our ability to demonstrate general improvements in academic performance at our schools. Our management agreements contain performance requirements related to test scores. To the extent average student performance at our schools increases, whether due to improvements in achievement over time by individual students in our schools or changes in the average performance levels of new students entering our schools, aggregate absolute improvements in student performance will be more difficult to achieve. If academic performance at our schools declines, is perceived to decline, or simply fails to improve, we could lose business and our reputation could be seriously damaged, which would impair our ability to gain new business or renew existing school management agreements

WE COULD INCUR LOSSES AT OUR SCHOOLS IF WE ARE UNABLE TO ENROLL ENOUGH STUDENTS

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

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN HIGHLY SKILLED PRINCIPALS AND TEACHERS IN THE NUMBERS REQUIRED TO GROW OUR BUSINESS

      Our success depends to a very high degree on our ability to attract and retain highly skilled school principals and teachers. Currently, there is a well-publicized nationwide shortage of teachers and other educators in the United States. In addition, we may find it difficult to attract and retain principals and teachers for a variety of reasons, including, but not limited to, the following:

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

      It is the nature of our business that virtually all of the new schools we open in any year must be opened within a few weeks of each other at the beginning of the school year. Each new school must be substantially functional when students arrive on the first day of school. This is a difficult logistical and management challenge, and the period of concentrated activity preceding the opening of the school year places a significant strain on our management and operational functions. We expect this strain will increase if we are successful in securing larger numbers of school management agreements in the future. If we fail to successfully open schools by the required date, we could lose school management agreements, incur financial losses and our reputation as well as our ability to attract future clients would be damaged.

WE DEPEND UPON COOPERATIVE RELATIONSHIPS WITH TEACHERS' UNIONS, BOTH AT THE LOCAL AND NATIONAL LEVELS

      Union cooperation at the local level is often critical to us in obtaining new management agreements and renewing existing management agreements. In those school districts subject to collective bargaining, provisions of collective bargaining agreements must typically be modified in areas such as length of school day, length of school year, negotiated compensation policies and prescribed methods of evaluation in order to implement the Edison design at a contract school. We regularly encounter resistance from local teachers' unions during school board debates over whether to enter into a management agreement with us. In addition, local teachers' unions have occasionally, albeit ultimately unsuccessfully, initiated litigation challenging our management agreements. If we fail to achieve and maintain cooperative relationships with local teachers' unions, we could lose business and our ability to grow could suffer. In addition, at the national level, the American Federation of Teachers and the National Education Association have substantial financial and other resources that could be used to influence legislation, local teachers' unions and public opinion in a way that would hurt our business.

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

      Our management agreements generally have a term of five years. We cannot be assured that any management agreements will be renewed at the end of their terms. In addition, some of our management agreements may be terminated by the school district or charter board at will, with or without good reason, and all of our management agreements may be terminated for cause, including in some cases for failure to meet specified educational standards, such as academic performance based on standardized test scores. As a result of payment disputes or changes within a school district, such as changes in the political climate, we do from time to time face pressure to permit a school district or charter board to terminate our management agreement even if they do not have a legal right to do so. We may also seek the early termination of, or not seek to renew, a limited number of management agreements in any year. If a significant number of management contracts are not renewed or are terminated, it could have a material adverse effect on our financial condition and results of operations.

OUR LARGEST MANAGEMENT AGREEMENT TO DATE IS TERMINABLE "AT WILL" BY THE CLIENT AND UNDER OTHER SPECIFIED CIRCUMSTANCES

      On August 1, 2002, the company signed an agreement to manage 26 schools in Philadelphia. It is our largest cluster of schools to date. This agreement has been and continues to be the subject of substantial attention in education and business circles as well as in the local and national press. The contract is subject to termination at will by the school district. The contract is also subject to termination if we fail to meet our obligations, including meeting specified student achievement targets. If the contract is terminated, or if we fail to successfully deliver the program, raise student achievement or manage the program's costs, our financial results, operations and reputation may be adversely affected.

OUR MANAGEMENT AGREEMENTS INVOLVE FINANCIAL RISK

      Under the majority of our management agreements, we agree to operate a school in return for per-pupil funding that generally does not vary with our actual costs. To the extent our actual costs under a management agreement exceed our budgeted costs, or our actual revenue is less than planned because we are unable to enroll as many students as we anticipated or for any other reason, we could lose money at that school. In addition, from time to time we have disagreements with our clients as to the actual amount of, or the method of calculating, the revenue owed to us under the terms of the management agreements, resulting in lower revenue than planned. We are generally obligated by our management agreements to continue operating a school for the duration of the contract even if it becomes unprofitable to do so.

WE HAVE LIMITED EXPERIENCE OPERATING FOUR-YEAR HIGH SCHOOLS

      An element of our strategy is to increase our business with existing customers by opening new schools in school districts with whom we have an existing relationship. An important aspect of this strategy is to open Edison high schools in districts in which we operate elementary and middle schools. Because we have limited experience operating high schools, our complete high school curriculum, school design and operating plan are not fully tested. In addition, school districts typically spend more per pupil on high school education than on elementary education. By contrast, some of our management agreements provide that we recognize for each student, regardless of grade level, the average per-pupil funding spent by the school district for all grade levels. For this reason, in these schools we recognize less funding per high school student than is spent by the school district for each of its high school students. In these situations, our success depends upon our ability to deliver our high school design based on the same per-pupil spending as in our elementary schools. If we are unable to successfully and profitably operate high schools, our ability to pursue our growth strategy will be impaired, which could adversely affect the market price of our class A common stock.

OUR LENGTHY SALES CYCLE AND UNCERTAINTIES INHERENT IN THE PROCESS THROUGH WHICH WE DEVELOP NEW BUSINESS COULD DELAY NEW BUSINESS AND AFFECT OUR RATE OF GROWTH

      The time between initial contact with a potential contract or charter client and the ultimate opening of a school, and related recognition of revenue, typically ranges between 9 and 27 months. Our sales cycle for contract schools is generally lengthy due to the approval process at the local school board level, the political sensitivity of converting a public school to private management and the need, in some circumstances, for cooperation from local unions. We also have a lengthy sales cycle for charter schools for similar reasons, as well as the need to arrange for facilities to house the school. In addition, we are increasingly presented with potential opportunities to take over the management of several schools in a single district or area at the same time, which likewise have a lengthy sales cycle. The outcome of these opportunities can have a meaningful effect on our rate of growth. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing of new management agreements. Any delay in completing, or failure to complete, management agreements could hurt our financial performance. Press speculation concerning the outcome of these processes may adversely affect our stock price from time to time.

WE COULD LOSE MONEY IF WE UNDERESTIMATE THE REAL ESTATE COSTS ASSOCIATED WITH ACQUIRING OR RENOVATING A CHARTER SCHOOL

      If we incur unexpected real estate cost overruns in acquiring or renovating a charter school, we could lose money in operating the school. Our decision to enter into a management agreement for a charter school and our estimate of the financial performance of the charter school, are based, in part, on the estimated facility financing cost associated with renovating an existing facility or building a new facility to house the charter school. This cost varies widely from minimal amounts for minor upgrades to larger amounts for a new construction, which typically range from $4.0 million to $10.0 million, per facility. If these expenses exceed our estimates for the charter school, the charter school could lose money and our financial results would be adversely affected.

WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOL BOARDS THAT MAY NOT BE
REPAID

      As of June 30, 2002, we have outstanding loans or advances to charter boards of $80.0 million, net of allowances, to finance the purchase or renovation of school facilities we manage. Approximately $19.8 million of these loans, representing 16 schools, are uncollateralized or subordinated to a senior lender. In addition, with respect to the loans that are collateralized, if we were required to foreclose on the collateral securing those loans, we might not be able to liquidate the collateral for proceeds sufficient to cover the loan amount. If any of these advances or loans are not repaid when due, our financial results could be adversely affected.

      Some of our charter schools recently obtained tax-exempt financing to repay these loans and advances, but there can be no assurance that our other charter schools will be able to obtain such tax-exempt financing. While we are currently exploring a variety of other financing structures to assist charter schools in repaying these loans and advances, there can be no assurance that we will be able to implement any of these financing structures.

WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

      We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. For nine of our charter schools, we have entered into a long-term lease for the school facility that exceeds the current term of the management agreement by as much as 15 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. For example, as of December 2001, we terminated a management agreement covering three schools for which we continue to have a long-term lease obligation in connection with the school's facilities. Although we have signed a lease with the school covering the 2002-2003 school year, we have no assurance that that lease will be renewed or that we will be able to find other tenants to lease the facility.

      As of June 30, 2002, our aggregate future lease obligations totaled $49.6 million, with varying maturities over the next 20 years. In nine of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. As of June 30, 2002 the amount of loans we had guaranteed totaled $20.9 million. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. In addition, we have generally indemnified our charter school and contract school partners from any liability or damages occurring or allegedly occurring or arising out of any environmental conditions at the school site, if such conditions were caused or created by substances brought on the site by Edison.

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

         - We recognize revenue for each managed school pro rata over the 11 months from August through June, typically the period over which we perform our services and, except for revenue related to our summer school programs, we recognize no school revenue in July. Most of our site costs are also recognized over the 11 months from August through June. For this reason, the first quarter of our fiscal year has historically reflected less revenue and lower expenses than the other three quarters, and we expect this pattern to continue.

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

WE EXPECT OUR MARKET TO BECOME MORE COMPETITIVE

      We expect the market for providing private, for-profit management of public schools will become increasingly competitive. Currently, we compete with a relatively small number of companies that provide these services, and they have to date primarily focused on the operation of charter schools. Some of these companies have begun to compete with us for contract schools. In addition, a variety of other types of companies and entities could enter the market, including colleges and universities, private companies that operate higher education or professional education schools. Our existing competitors and new market entrants could have financial, marketing and other resources significantly greater than ours. We also compete for public school funding with existing public schools, who may elect not to enter into management agreements with private managers or who may pursue alternative reform initiatives, such as magnet schools and inter-district choice programs. In addition, in jurisdictions where voucher programs have been authorized, we will begin to compete with existing private schools for public tuition funds. Voucher programs provide for the issuance by local or other governmental bodies of tuition vouchers to parents worth a certain amount of money that they can redeem at any approved school of their choice, including private schools. If we are unable to compete successfully against any of these existing or potential competitors, our revenues could be reduced, resulting in increased losses.

FAILURE TO RAISE NECESSARY ADDITIONAL CAPITAL COULD RESTRICT OUR GROWTH AND HINDER OUR ABILITY TO COMPETE

      We have had negative cash flow in every fiscal period since we began operations. We have regularly needed to raise funds in order to operate our business and fund our growth, including the construction and renovation of charter school facilities, and may need to raise additional funds in the future. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, or that our charter clients will be able to repay our loans and advances to them. If we issue additional equity or convertible debt securities, stockholders may experience dilution or the new equity or convertible debt securities may have rights, preferences or privileges senior to those of existing holders of class A common stock. If we cannot raise funds on acceptable terms, if and when needed, or if our charter clients are unable to repay our loans and advances to them, or if we are required to repay any loans that we have guaranteed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

THE TERMS OF OUR CREDIT AGREEMENTS IMPOSE SIGNIFICANT RESTRICTIONS ON OUR
BUSINESS

      Under the MLMCI Facility and the New Credit Facility, we are required to comply with certain financial covenants, including maintaining specified financial ratios. Our ability to meet future financial ratios and comply with other covenants can be affected by events beyond our control, such as general economic conditions. Our failure to comply with such covenants would prevent us from borrowing additional amounts under our credit facilities and could result in a default under those facilities, which could cause the indebtedness outstanding under the facilities to become immediately due and payable. If we are unable to meet our debt obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

WE HAVE ISSUED WARRANTS FOR THE PURCHASE OF CLASS A COMMON STOCK IN CONNECTION WITH CERTAIN CREDIT FACILITIES THAT, IF EXERCISED, WILL DILUTE OUR CURRENT EQUITY HOLDERS AND COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE FOR THE SHARES OF CLASS A COMMON STOCK

      Warrants issued in connection with the establishment of the Credit Facilities are for the purchase of up to 10,710,973 shares of class A common stock at $1 per share. The shares to be issued in connection with the Warrants equal approximately 16.6% of the total outstanding shares of common stock of the Company, (including the shares issuable upon exercise of the Warrants but prior to any resale of such shares by the holders). The issuance of such shares will dilute the current stockholders of the Company and could have an adverse effect on the market price for the shares of class A common stock. In addition, the shares issuable upon exercise of the Warrants are being registered pursuant to a registration statement, and any sales of such shares may have a further adverse effect on the market price for the shares of the class A common stock.

WE MAY NOT BE ABLE TO RECOVER THE PROPERTY VALUE ASSOCIATED WITH OUR TERMINATION OF THE EDISON CORPORATE HEADQUARTERS PROJECT

      We previously purchased property in New York, New York for the purchase price of $10 million, and entered into an agreement with the Museum of African Art to develop the property for a mixed use project consisting of our new corporate headquarters, a charter school and a facility to house the Museum. We recently terminated our plans to develop this property and construct new corporate headquarters. Accordingly, we may choose to sell the property to the Museum or another third party. While we hope to be able to sell the property at a price equal to or greater than our purchase price, we have no guarantee that we will be able to do so, and may choose to sell the property at a loss.

WE RELY ON GOVERNMENT FUNDS FOR SPECIFIC EDUCATION PROGRAMS, AND OUR BUSINESS COULD SUFFER IF WE FAIL TO COMPLY WITH RULES CONCERNING THE RECEIPT AND USE OF THE FUNDS

      We benefit from funds from federal and state programs to be used for specific educational purposes. Funding from the federal government under Title I of the Elementary and Secondary Education Act, which provides federal funds for children from low-income families, accounted for approximately 4% of our gross student funding revenue for fiscal 2002. During the same period, we estimate that funding from other federal and state programs accounted for approximately an additional 10% of our total revenue. A number of factors relating to these government programs could lead to adverse effects on our business and financial results:

         - These programs have strict requirements as to eligible students and allowable activities. If we or our school district and charter board clients fail to comply with the regulations governing the programs, we or our clients could be required to repay the funds or be determined ineligible to receive these funds.

         - If the income demographics of a district's population were to change over the life of our management agreement for a school in the district, resulting in a decrease in Title I funding for the school, we would recognize less revenue for operating the school.

         - Funding from federal and state education programs is allocated through formulas. If federal or state legislatures or, in some case, agencies were to change the formulas, we could receive less funding.

         - Federal, state and local education programs are subject to annual appropriations of funds. Federal or state legislatures or local officials could drastically reduce the funding amount of appropriation for any program, thus decreasing the amount of funding available to us.

         - The company's Edison Extra summer school program, which served approximately 35,000 students in Missouri during the summer of 2002, is funded through state summer school funds. If the Missouri state government fails to maintain current funding levels for summer school programs, Edison Extra revenue would be adversely affected.

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

         - The federal No Child Left Behind Act of 2001, which includes the Title I program referenced above, contains a range of new accountability measures for public schools. Schools that fail to make adequate yearly progress (AYP) toward meeting state standards may lose some of their student enrollment due to school choice provisions, may be required to allocate a portion of their Title I funding toward the provision of supplemental services to some students, and may be subject to state takeover or other forms of district or state intervention. If schools run by the company fail to make AYP, these new requirements could adversely affect the company's revenue and/or reputation.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION BECAUSE WE BENEFIT FROM FEDERAL FUNDS, AND OUR FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS COULD RESULT IN THE REDUCTION OR LOSS OF FEDERAL EDUCATION FUNDS

      Because we benefit from federal funds, we must also comply with a variety of federal laws and regulations not directly related to any federal education program, such as federal civil rights laws and laws relating to lobbying. Our failure to comply with these federal laws and regulations could result in the reduction or loss of federal education funds. In addition, our management agreements are potentially covered by federal procurement rules and regulations because our school district and charter board clients pay us, in part, with funds received from federal programs. Federal procurement rules and regulations generally require competitive bidding, awarding contracts based on lowest cost and similar requirements. If a court or federal agency determined that a management agreement was covered by federal procurement rules and regulations and was awarded without compliance with those rules and regulations, then the management agreement could be voided and we could be required to repay any federal funds we received under the management agreement.

FAILURE OF OUR CHARTER BOARD CLIENTS TO OBTAIN FEDERAL TAX-EXEMPT STATUS COULD JEOPARDIZE THE SCHOOL'S CHARTER AND RESTRICT OUR ABILITY TO FINANCE THE SCHOOL

      Many of our charter school clients apply for federal tax-exempt status. One state in which we currently operate seven charter schools and hope to open additional charter schools in the future, and one other state, requires charter schools to secure federal tax-exempt status. One of our charter school clients in the first state received notice from the Internal Revenue Service of an appealable denial of its application for federal tax-exempt status. While this charter school client was ultimately successful in obtaining tax-exempt status, there can be no assurance that other charter school clients will not experience difficulty in obtaining such status. Any failure to receive or delay in receiving federal tax-exempt status by a charter school in this state could jeopardize the school's charter and its ability to repay amounts owed to us. The failure to receive federal tax-exempt status by a charter school in any state could also, among other things, inhibit that charter school's ability to solicit charitable contributions or participate in tax-exempt financing.

WE EARN ALL OF OUR REVENUE FROM PUBLIC SOURCES AND ANY REDUCTION IN GENERAL FUNDING LEVELS FOR EDUCATION COULD HURT OUR BUSINESS

      All of our revenue is derived from public sources. If general levels of funding for public education were to decline, the field of school districts in which we could profitably operate schools would likewise diminish, and our ability to grow by adding new schools would suffer. In addition, our management agreements generally provide that we bear the risk of lower levels of per-pupil funding, which would be directly reflected in lower revenue to us, even if our costs do not decline accordingly, thus adversely affecting our financial results.

RESTRICTIONS ON GOVERNMENT FUNDING OF FOR-PROFIT SCHOOL MANAGEMENT COMPANIES COULD HURT OUR BUSINESS

      Any restriction on the use of federal or state government educational funds by for-profit companies could hurt our business and our ability to grow. From time to time, a variety of proposals have been introduced in state legislatures to restrict or prohibit the management of public schools by private, for-profit entities like us. For example, a recently-passed bill in California prohibits the state department of education from contracting with a private, for-profit education manager to manage public schools for which the state assumes control pursuant to a new state educational reform measure. Additionally, Idaho's charter school law may, subject to interpretation, restrict our ability to manage schools in that state. To the extent that states or the federal government were to adopt legislation prohibiting for-profit entities from operating public schools, the market for our services would decline and our business results could suffer.

THE OPERATION OF OUR CHARTER SCHOOLS DEPENDS ON THE MAINTENANCE OF THE UNDERLYING CHARTER GRANT

      Our charter schools operate under a charter that is typically granted by a state authority to a third-party charter holder, such as a community group or established non-profit organization. Our management agreement in turn is with the charter holder. If the state charter authority were to revoke the charter, which could occur based on actions of the charter holder outside of our control, we would lose the right to operate that school. In addition, many state charter school statutes require periodic reauthorization. Charter schools accounted for 33.0% of our gross student funding in fiscal 2001, or approximately $171.0 million. If state charter school legislation were not reauthorized or were substantially altered in a meaningful number of states, our business and growth strategy would suffer and we could incur additional losses.

OUR STOCK PRICE HAS BEEN VOLATILE AND WE EXPECT IT TO CONTINUE TO BE VOLATILE IN THE FUTURE

      The market price of our class A common stock has fluctuated significantly in response to the risks discussed above, as well as other factors, some of which are beyond our control. These other factors include:

         -        variations in our quarterly operating results;

         - changes in securities analysts' estimates of our financial performance;

         - changes in the public perception of our schools' academic performance;

         -        termination or non-renewal of existing management agreements;

         -        changes in market valuations of similar companies;

         -        speculation in the press or investment community;

         -        actions by institutional shareholders;

         -        pending and potential litigation;

         -        future sales of our class A common stock or other securities;
                  and

         -        general stock market volatility.

      Since our class A common stock has been publicly traded, its market price has fluctuated over a wide range and we expect it to continue to do so in the future.

WE HAVE BEEN NAMED IN SEVERAL SHAREHOLDER CLASS ACTION AND SHAREHOLDERS DERIVATIVE LAWSUITS.

      We have been named in several putative class actions lawsuits filed in the Southern District of New York, and a few shareholder derivative actions, also filed in New York. We intend to vigorously defend these lawsuits. However, there can be no assurance that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits. Lawsuits may cause defaults under our material agreements, prevent us from obtaining additional funds under our existing line of credit or obtain additional financing, and such litigation could result in substantial costs and divert management's attention and resources.

WE MAY FACE ADDITIONAL SECURITIES LITIGATION OR OTHER LITIGATION

      In addition to the securities class action litigation currently being brought against us as more fully described in the risk factor above, we may also in the future be the target of similar litigation. Additional securities litigation could result in substantial costs and divert management's attention and resources. We may also face other types of litigation. For example, the Company and a private pension fund were unable to close a proposed financing transaction and the Company chose instead to do a transaction with School Services LLC. The Company could face litigation in connection with that decision. While we intend to vigorously defend against any such lawsuit, there can be no assurance that the Company will be successful, and an adverse resolution of any lawsuit could have a material adverse effect on our financial position, shareholder equity, and results of operations in the period in which the lawsuits are resolved.

WE MUST COMPLY WITH THE TERMS OF A SETTLEMENT AGREEMENT ENTERED INTO BY THE COMPANY AND THE SECURITIES AND EXCHANGE COMMISSION

      On May 14, 2002, the Company entered into a settlement agreement with the Securities and Exchange Commission, pursuant to which the Company agreed to enhance disclosure of its revenue recognition practices, by adopting a statement of operations presentation that includes a line item for "Gross Student Funding," as well as full disclosure of all expenses paid by Edison and all expenses paid by the local districts, and its internal accounting system by creating an Internal Audit Department. The Company intends to fully comply with the terms and conditions of the settlement agreement. However, if we fail to comply with the settlement agreement, or are perceived by the Securities and Exchange Commission to have failed to comply, we may face additional scrutiny from the Commission, which could have a material adverse effect on our financial condition and results of operations.

WE MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH COULD RESULT IN A LIMITED PUBLIC MARKET FOR OUR CLASS A COMMON STOCK

      On August 27, 2002, we received notice from Nasdaq that the price of our class A common stock had closed below the minimum $1.00 per share for 30 consecutive trading days as required for continued listing under Nasdaq's marketplace rules. The notification letter stated that we had 90 days, or until November 25, 2002, to regain compliance with the rule, i.e., for our securities to close above $1.00 for ten (10) consecutive trading days. In and of itself, the notification letter does not result in delisting; under Nasdaq's rules, on receipt of a staff determination letter (which the Company has not received), an issuer may file and argue for an extension or exception to Nasdaq's listing requirements, and the Association may grant such extensions or exceptions where it deems appropriate. Delisting from the Nasdaq market could adversely affect the liquidity and price of our class A common stock and could have a long-term impact on our ability to raise future capital.

      Additionally, Nasdaq's listing requirements provide that companies must have an audit committee composed of at least three independent directors. On the advice of their legal advisors, three of our directors who are affiliates of School Services resigned from the board of directors prior to the time that we and School Services entered into material negotiations regarding the Credit and Security Agreement between the Company and School Services. Two of these directors were members of the audit committee. As a result, we currently do not have an audit committee, although we are actively seeking qualified candidates to serve on our audit committee. Delisting from the Nasdaq National Market could adversely affect the liquidity and price of our class A common stock and it could have a long-term impact on our ability to raise future capital.

ANTI-TAKEOVER PROVISIONS OF DELAWARE LAW AND OUR CHARTER AND BYLAWS COULD PREVENT OR DELAY A CHANGE IN CONTROL

      Provisions of Delaware law, our charter and our bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that certain investors might be willing to pay in the future for shares of class A common stock, and could have the effect of delaying, deferring or preventing a change in control of us. These provisions include:
-        the high-vote nature of our class B common stock;
- restrictions on removal of directors, which may only be effected for cause and only by a vote of the holders of 80% of our class of common stock that elected the director;
- Section 203 of the General Corporation Law of Delaware which could have the effect of delaying transactions with interested stockholders;
-        a prohibition of stockholder action by written consent; and
- procedural and notice requirements for calling and bringing action before stockholder meetings

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We currently have market risk sensitive instruments related to interest rates. As disclosed in Note 9 of the notes to our financial statements, we had outstanding long-term notes payable of $21.2 million and $9.8 million at June 30, 2001 and 2002, respectively. Interest rates on the notes are fixed and range from 9.5% to 18.7% per annum and have terms of 30 to 48 months.

      We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

      Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $96.2 million and $40.6 million at June 30, 2001 and June 30, 2002, respectively. We invest cash mainly in money market accounts and other investment-grade securities. We do not purchase or hold derivative financial instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, independent auditors, are set forth in the Index to Financial Statements at Item 14 and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on December 5, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORMS 8-K

(a)  The following documents are filed as part of this Form 10-K:

     1. Financial Statements. The following consolidated financial statements of Edison Schools Inc. are filed as part of this Form 10-K on the pages indicated:

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
         Report of Independent Accountants........................           56
         Consolidated Balance Sheets as of June 30, 2001
            (restated) and 2002 ..................................           57
         Consolidated Statements of Operations for the years
            ended June 30, 2000 (restated), 2001 (restated),
            and 2002..............................................           58
         Consolidated Statements of Changes in Stockholders'
            Equity for the years ended June 30, 2000 (restated),
            2001 (restated) and 2002..............................           59
         Consolidated Statements of Cash Flows for the years
            ended June 30, 2000 (restated), 2001 (restated) and
            2002..................................................           60
         Notes to Consolidated Financial Statements ..............           61


         2. Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         3. Exhibits. The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

      On May 15, 2002, we filed a report on Form 8-K announcing that on May 14, 2002, we issued a press release regarding our financial results for the quarterly period ended March 31, 2002 and a press release regarding the settlement of an investigation by the Securities and Exchange Commission into our accounting practices and policies.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30 th day of September, 2002.


                                       EDISON SCHOOLS INC.

                                       BY:      /s/ H. Christopher Whittle
                                          --------------------------------------
                                                    H. Christopher Whittle
                                                 Chief Executive Officer and
                                                           Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30 th day of September, 2002.

 SIGNATURE                              TITLE
 ---------                              -----
       /s/ H. Christopher Whittle       Chief Executive Officer and Director
--------------------------------------    (Principal Executive Officer)
         H. Christopher Whittle

       /s/ Benno C. Schmidt, Jr.        Chairman of the Board of Directors
--------------------------------------
         Benno C. Schmidt, Jr.

      /s/ Christopher J. Scarlata       Senior Vice President and Chief Financial Officer
--------------------------------------       (Principal Accounting Officer)
         Christopher J. Scarlata

        /s/ Christopher D. Cerf         President, Chief Operating Officer and Director
--------------------------------------
          Christopher D. Cerf

         /s/ Charles J. Delaney         Vice Chairman and Director
--------------------------------------
           Charles J. Delaney

          /s/ Joan Ganz Cooney          Director
--------------------------------------
            Joan Ganz Cooney

      /s/ Reverend Floyd H. Flake       Director
--------------------------------------
        Reverend Floyd H. Flake

         /s/Timothy P. Shriver          Director
--------------------------------------
           Timothy P. Shriver

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Edison Schools Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Edison Schools Inc. (the "Company") at June 30, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As more fully discussed in Note 3, the Company has restated its consolidated financial statements for fiscal 2000 and 2001.


                                          PricewaterhouseCoopers LLP


New York, New York
September 5, 2002, except for Note 20, for which the date is September 30, 2002

                               EDISON SCHOOLS INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                                JUNE 30,
                                                                                    --------------------------------
                                                                                          2001
                                                                                       (RESTATED)           2002
                                                                                       ----------           ----

                                                    ASSETS
Current assets:
   Cash and cash equivalents ..................................................     $  96,195,471      $  40,647,746
   Accounts receivable ........................................................        62,925,703         68,589,011
   Notes receivable, net ......................................................         7,761,724         12,480,667
   Other receivables ..........................................................         8,751,450          9,551,760
   Other current assets .......................................................         3,067,695          8,665,897
                                                                                    -------------      -------------
            Total current assets ..............................................       178,702,043        139,935,081

Property and equipment, net ...................................................       119,231,169        111,105,656
Restricted cash ...............................................................         8,523,630          6,714,733
Notes receivable, net, less current portion ...................................        53,811,652         68,411,821
Other receivables, less current portion .......................................         3,389,757            231,335
Long-term receivables .........................................................         4,002,719         26,460,798
Investments ...................................................................         7,768,342          1,250,000
Other assets ..................................................................        19,068,868         27,266,647
                                                                                    -------------      -------------
            Total assets ......................................................     $ 394,498,180      $ 381,376,071
                                                                                    =============      =============



                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings ......................................................     $          --      $  34,000,000
   Current portion of long term debt ..........................................        17,669,020         18,363,640
   Accounts payable ...........................................................        19,498,283         24,686,391
   Accrued expenses ...........................................................        29,803,715         50,556,576
                                                                                    -------------      -------------
            Total current liabilities .........................................        66,971,018        127,606,607
                                                                                    -------------      -------------

Long term debt, less current portion ..........................................        21,244,179          9,806,955
Stockholders' notes payable ...................................................         6,610,594          6,604,220
Other liabilities .............................................................           825,492          2,487,570
                                                                                    -------------      -------------
            Total liabilities .................................................        95,651,283        146,505,352
                                                                                    -------------      -------------

Minority interest in subsidiary ...............................................           479,460          2,486,499
                                                                                    -------------      -------------

Commitments and contingencies (Note 17)
Stockholders' Equity:
      Class A common, par value $.01; 150,000,000 shares authorized; 49,249,005 and 52,018,855 shares issued and outstanding in 2001 and 2002,
         respectively .........................................................           492,490            520,189
      Class B common, par value $.01; 5,000,000 shares
         authorized; 2,433,126 and 1,805,132 shares issued and
         outstanding in 2001 and 2002, respectively ...........................            24,331             18,051
   Additional paid-in capital .................................................       470,807,570        489,279,231
   Unearned stock-based compensation ..........................................        (2,386,678)          (823,123)
   Accumulated deficit ........................................................      (170,570,276)      (256,610,128)
                                                                                    -------------      -------------
            Total stockholders' equity ........................................       298,367,437        232,384,220
                                                                                    -------------      -------------

            Total liabilities and stockholders' equity ........................     $ 394,498,180      $ 381,376,071
                                                                                    =============      =============


  The accompanying notes are an integral part of these consolidated financial statements.

                               EDISON SCHOOLS INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             YEAR ENDED JUNE 30
                                                             ---------------------------------------------------
                                                                 2000              2001
                                                              (RESTATED)         (RESTATED)            2002
                                                             ---------------------------------------------------
Gross Student Funding ..................................     $ 224,577,591      $ 375,817,681      $ 520,294,982
                                                             =============      =============      =============

Net revenue ............................................     $ 208,971,421      $ 350,507,972      $ 465,058,357
                                                             -------------      -------------      -------------

Education and operating expenses:
   Direct site expenses
       Company paid ....................................        93,086,901        162,028,426        211,438,141
       Client paid .....................................        83,908,636        129,171,906        178,702,235
   Administration, curriculum and development ..........        54,232,425         57,850,701         71,230,002
   Impairment charges ..................................                --                 --         36,878,442
   Depreciation and amortization .......................        20,905,833         33,594,738         37,395,770
   Pre-opening expenses ................................         8,371,923          8,641,021          6,152,694
                                                             -------------      -------------      -------------
            Total education and operating expenses .....       260,505,718        391,286,792        541,797,284
                                                             -------------      -------------      -------------

Loss from operations ...................................       (51,534,297)       (40,778,820)       (76,738,927)

Other income (expense):
   Interest income .....................................         6,317,432          9,657,904          9,434,911
   Interest expense ....................................        (3,433,759)        (5,417,357)        (6,200,307)
   Equity in loss of unconsolidated entity .............        (1,975,257)          (291,400)                --
   Loss on investment ..................................                --                 --         (6,774,742)
   Loss on disposal of fixed assets ....................                --         (1,149,263)        (4,783,616)
   Other ...............................................            (3,962)            70,540             62,475
                                                             -------------      -------------      -------------
            Total other ................................           904,454          2,870,424         (8,261,279)
                                                             -------------      -------------      -------------

Loss before provision for state and local taxes ........       (50,629,843)       (37,908,396)       (85,000,206)

Provision for state and local taxes ....................                --           (603,328)        (1,039,646)
                                                             -------------      -------------      -------------

Net loss ...............................................     $ (50,629,843)     $ (38,511,724)     $ (86,039,852)
                                                            ==============      =============      =============

Per common share data:
   Basic and diluted net loss per share ................    $       (1.83)     $        (0.80)     $       (1.61)
                                                            =============      ==============      =============
   Weighted average shares of common stock
      outstanding used in computing basic and
      diluted net loss per share .......................        27,685,203         47,966,741         53,564,244
                                                             =============      =============      ==============


  The accompanying notes are an integral part of these consolidated financial statements

                               EDISON SCHOOLS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 2001 AND 2002

                                                               PREFERRED STOCK                            COMMON STOCK
                                                      ----------------------------------         ------------------------------
                                                                 SERIES A-G                                SERIES A-I
                                                      ----------------------------------         ------------------------------
                                                        SHARES                 AMOUNT              SHARES              AMOUNT
                                                      ----------             -----------         ---------           ----------
Balances, June 30, 1999 ..........................     28,211,173             $ 1,586,269         3,107,356           $  31,074
Issuance of stock warrants .......................
Issuance of Series F preferred stock, net ........      3,393,619                  33,936
Issuance of Series I common stock, net ...........                                                        1                   0
Issuance of Class A common stock in an
     initial public offering .....................
Stock warrants exercised .........................
Stock options exercised ..........................
Deferred compensation related to stock
     options .....................................
Stock-based compensation .........................
Variable stock-based compensation charge .........
Conversion of the Series A through G
     Preferred stock and Series A through I
     common stock to Class A and Class B
     common stock ................................    (31,604,792)             (1,620,205)        (3,107,357)           (31,074)
Fractional Class A and Class B common
     shares issued due to  rounding during
     conversion
Conversion of Class B to Class A common stock ....
Net loss for the year ended June 30, 2000 ........
                                                      -----------              ----------          --------            --------

Balances, June 30, 2000 ..........................             --                      --                --                  --
Issuance of stock warrants .......................
Issuance of Class A common stock in
     secondary offerings .........................
Stock warrants exercised .........................
Stock options exercised ..........................
Conversion of Class B to Class A common stock ....
Deferred compensation related to stock options ...
Stock-based compensation charge ..................
Variable stock-based compensation credit .........
Net loss for the year ended June 30, 2001 ........    -----------              ----------          --------            --------

Balances, June 30, 2001 ..........................             --                      --                --                  --
Business acquisition .............................
Adjustment of secondary offerings cost ...........
Stock warrants exercised .........................
Stock options exercised ..........................
Conversion of Class B to Class A common
     stock .......................................
Reduction in deferred compensation related
     to stock options, net .......................
Stock-based compensation .........................
Variable stock-based compensation credit
Net loss for the year ended June 30, 2002 ........     -----------              ----------          --------            --------
Balances, June 30, 2002 ..........................              --              $       --                --            $     --
                                                       ===========              ==========          ========            ========

                                                                   CLASS A                                    CLASS B
                                                      ------------------------------------          ----------------------------
                                                         SHARES                   AMOUNT              SHARES              AMOUNT
                                                      -----------             ------------          ----------          ---------
Balances, June 30, 1999 ...........................
Issuance of stock warrants ........................
Issuance of Series F preferred stock, net .........
Issuance of Series I common stock, net ............
Issuance of Class A common stock in an
     initial public offering ......................     6,800,000                  68,000
Stock warrants exercised ..........................       597,528                   5,976
Stock options exercised ...........................       824,426                   8,245            72,500                 725
Deferred compensation related to stock
     options ......................................
Stock-based compensation ..........................
Variable stock-based compensation charge ..........
Conversion of the Series A through G
     Preferred stock and Series A through I
     common stock to Class A and
     Class B common stock .........................    31,240,934                 312,409         3,471,215              34,712
Fractional Class A and Class B common
     shares issued due to  rounding during
     conversion ...................................        15,319                     153           (15,172)               (152)
Conversion of Class B to Class A common stock .....        80,539                     805           (80,539)               (805)
Net loss for the year ended June 30, 2000 .........
                                                       -----------              ----------          --------            --------
Balances, June 30, 2000 ...........................    39,558,746               $ 395,588         3,448,004            $ 34,480
Issuance of stock warrants ........................
Issuance of Class A common stock in secondary
     offerings ....................................     6,881,026                  68,810
Stock warrants exercised ..........................       842,426                   8,425               242                   2
Stock options exercised ...........................       951,687                   9,516
Conversion of Class B to Class A common stock .....     1,015,120                  10,151        (1,015,120)            (10,151)
Deferred compensation related to stock options ....
Stock-based compensation charge ...................
Variable stock-based compensation credit ..........
Net loss for the year ended June 30, 2001 .........
                                                      -----------              ----------          --------            --------
Balances, June 30, 2001 ...........................    49,249,005              $  492,490         2,433,126            $ 24,331
Business acquisition ..............................     1,360,954                  13,610
Adjustment of secondary offerings cost ............
Stock warrants exercised ..........................       563,455                   5,634
Stock options exercised ...........................       217,447                   2,175
Conversion of Class B to Class A common stock .....       627,994                   6,280          (627,994)             (6,280)
Reduction in deferred compensation related
     to stock options, net ........................
Stock-based compensation ..........................
Variable stock-based compensation credit ..........             -                       -                 -                   -
Net loss for the year ended June 30, 2002 .........   -----------              ----------          --------            --------
Balances, June 30, 2002 ...........................   $52,018,855               $ 520,189        $1,805,132            $ 18,051
                                                      ===========               =========        ==========            ========


                                      ADDITIONAL
                                        PAID-IN           UNEARNED         ACCUMULATED
                                        CAPITAL          STOCK-BASED        DEFICIT             TOTAL
                                      (RESTATED)        COMPENSATION       (RESTATED)         (RESTATED)
                                   ---------------    ---------------   ---------------     -------------
Balances, June 30, 1999 ........   $  144,610,176     $ (5,836,556)      $ (81,428,709)     $ 58,962,254
Issuance of stock warrants .....          400,489                                                400,489
Issuance of Series F
    preferred stock, net .......       41,707,771                                             41,741,707
Issuance of Series I common
    stock, net .................                                                                      --
Issuance of Class A common
    stock in an initial
    public offering ............      109,632,298                                            109,700,298
Stock warrants exercised .......           43,893                                                 49,869
Stock options exercised ........          746,813                                                755,783
Deferred compensation
    related to stock options ...        1,260,645       (1,260,645)                                   --
Stock-based compensation                                 3,937,197                             3,937,197
Variable stock-based                    7,895,250                                              7,895,250
    compensation charge ........
Conversion of the Series A
    through G Preferred
    stock and Series A
    through I common stock                                                                            --
    to Class A and Class B
    common stock ...............       1,304,158
Fractional Class A and Class
    B common shares issued
    due to  rounding during
    conversion .................              (1)                                                     --
Conversion of Class B to
    Class A common stock .......
Net loss for the year ended
    June 30, 2000 ..............                                         (50,629,843)        (50,629,843)
                                    -------------   --------------    --------------        ------------
Balances, June 30, 2000 ........    $ 307,601,492   $   (3,160,004)   $ (132,058,552)       $172,813,004
Issuance of stock warrants .....          582,722                                                582,722

Issuance of Class A common
    stock in secondary
    offerings ..................      151,661,865                                            151,730,675
Stock warrants exercised .......        5,083,787                                              5,092,214
Stock options exercised ........        5,033,677                                              5,043,193
Conversion of Class B to
    Class A common stock .......                                                                      --
Deferred compensation
    related to stock options ...        1,097,778       (1,097,778)
Stock-based compensation
    charge .....................                         1,871,104                             1,871,104
Variable stock-based
    compensation credit ........        (253,751)                                               (253,751)
Net loss for the year ended
    June 30, 2001 ..............                                           (38,511,724)      (38,511,724)
                                   --------------     ------------    ----------------      ------------
Balances, June 30, 2001 ........   $  470,807,570     $ (2,386,678)   $   (170,570,276)     $298,367,437
Business acquisition ...........       31,296,743                                             31,310,353
Adjustment of secondary
    offerings cost .............          261,167                                                261,167
Stock warrants exercised .......          431,436                                                437,070
Stock options exercised ........        1,434,108                                              1,436,283
Conversion of Class B to
    Class A common stock .......                                                                      --
Reduction in deferred
    compensation related to
    stock options, net .........        (567,788)          567,788                                    --
Stock-based compensation .......                           995,767                               995,767
Variable stock-based
    compensation credit ........     (14,384,005)                                            (14,384,005)
Net loss for the year ended
    June 30, 2002 ..............                -                -        $(86,039,852)   $  (86,039,852)
                                   --------------     ------------        ------------    --------------
Balances, June 30, 2002 ........    $ 489,279,231     $   (823,123)      $(256,610,128)   $  232,384,220
                                    =============     ============       =============    ==============

  The accompanying notes are an integral part of these consolidated financial statements

                               EDISON SCHOOLS INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    YEAR ENDED JUNE 30,
                                                                                   ----------------------------------------------
                                                                                        2000              2001
                                                                                      (RESTATED)       (RESTATED)          2002
                                                                                   ---------------   -------------    -----------
Cash flows from operating activities:
    Net loss ..................................................................     $ (50,629,843)   $ (38,511,724)   $ (86,039,852)
    Adjustments to reconcile net loss to net cash
        Used in operating activities:
          Depreciation and amortization .......................................        19,310,639       31,561,703       37,291,909
          Amortization of contract and deferred charter costs .................         1,579,061        2,793,035        2,653,022
          Amortization of original issue discount .............................        (1,763,254)      (2,015,164)        (109,245)
          Write-off of accounts receivable ....................................                --          769,643               --
          Stock-based compensation ............................................        11,832,447        1,617,353      (13,337,960)
          Write-off of notes receivable .......................................                --               --        4,079,108
          Provision for notes receivable ......................................                --               --        5,542,192
          Provision for fixed asset write-off .................................          (153,000)        (154,115)              --
          Curriculum and equipment write-off ..................................           309,741        4,187,079          623,040
          Loss (gain) on disposal of property and equipment ...................              (268)       1,149,263        4,783,616
          Interest on notes receivable ........................................          (123,913)        (418,129)      (1,872,539)
          Equity loss and write-down of investment in unconsolidated entity ...         1,975,257          291,400        6,774,742
          Impairment charges ..................................................                --               --       36,878,441
          Minority interest in net loss of subsidiary .........................                --          (70,540)         (62,475)
          Changes in operating assets and liabilities:
             Accounts and other receivables ...................................       (22,976,095)     (38,001,934)     (29,692,923)
             Other current assets .............................................        (2,180,627)         340,852       (2,315,611)
             Accounts payable and accrued expenses ............................         1,294,561        9,500,208        9,436,232
             Other liabilities ................................................            95,902          251,462        1,662,078
                                                                                    -------------    -------------    -------------
                Cash used in operating activities .............................       (41,429,392)     (26,709,608)     (23,706,225)
                                                                                    -------------    -------------    -------------
Cash flows from investing activities:
    Additions to property and equipment .......................................       (57,462,036)     (46,950,918)     (17,123,302)
    Proceeds from disposition of property and equipment, net ..................         2,057,664       10,700,785          446,254
    Proceeds from notes receivable and advances due
       from charter schools ...................................................         2,782,474       14,840,866       15,037,975
    Notes receivable and advances due from charter
       schools ................................................................       (18,725,412)     (46,355,359)     (41,943,392)
    Investment in unconsolidated entity .......................................       (10,000,000)              --               --
    Business acquisition, net .................................................                --       (3,035,000)         149,257
    Other assets ..............................................................        (7,767,634)      (6,609,939)      (4,631,167)
                                                                                    -------------    -------------    -------------
                Cash used in investing activities .............................       (89,114,944)     (77,409,565)     (48,064,375)
                                                                                    -------------    -------------    -------------
Cash flows from financing activities:
    Net borrowings under line of credit .......................................                --               --       34,000,000
    Proceeds from issuance of stock and warrants ..............................       165,609,859      173,011,926        1,823,073
    Costs in connection with equity financing .................................       (13,362,202)     (11,145,844)              --
    Costs in connection with debt financing ...................................                --               --       (1,301,666)
    Cash from minority investee ...............................................                --          550,000        2,069,514
    Proceeds from notes payable ...............................................        13,001,328        8,898,445               --
    Payments on notes payable and capital leases ..............................        (9,027,134)     (18,507,760)     (21,032,184)
    Restricted cash ...........................................................          (955,887)      (5,136,327)         664,138
                                                                                    -------------    -------------    -------------
                Cash provided by financing activities .........................       155,265,964      147,670,440       16,222,875
                                                                                    -------------    -------------    -------------

Increase (decrease) in cash and cash equivalents ..............................        24,721,628       43,551,267      (55,547,725)

Cash and cash equivalents at beginning of period ..............................        27,922,576       52,644,204       96,195,471
                                                                                    -------------    -------------    -------------
Cash and cash equivalents at end of period ....................................     $  52,644,204    $  96,195,471    $  40,647,746
                                                                                    =============    =============    =============
Supplemental disclosure of cash flow information: Cash paid during the periods for:
          Interest ............................................................     $   3,554,350    $   5,545,060    $   5,935,825
          Taxes ...............................................................                      $     730,611    $     779,847
Supplemental disclosure of non-cash investing and financing activities:
    Obligations assumed in connection with new contracts ......................                      $   2,694,293    $   6,500,000
    Property and equipment acquired under capitalized lease obligations .......                      $  18,853,332    $  10,252,417
    Additions to property and equipment included in accounts payable ..........     $   7,666,235    $   2,543,497    $   5,788,352
    Additions to property and equipment financed by debt ......................     $  10,770,375


  The accompanying notes are an integral part of these consolidated financial statements

                               EDISON SCHOOLS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30 2000, 2001 AND 2002



1.    DESCRIPTION OF BUSINESS

      Edison Schools Inc. (the "Company") (formerly known as The Edison Project Inc. and Subsidiaries) manages elementary and secondary public schools under contracts with school districts and charter schools located in 22 states, and Washington, D.C. The Company opened its first four schools in the fall of 1995, and, for the year ended June 30, 2002, the Company operated 133 schools with approximately 74,000 students.

      The Company provides the education program, recruits and manages personnel, and maintains and operates the facilities at each school it manages. The Company also assists charter schools in obtaining facilities and the related financing.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries, including Edison Receivables Company LLC ("Edison Receivables") established in fiscal 2002, after the elimination of intercompany transactions.

LIQUIDITY AND RISK

      Since inception, the Company has incurred losses from operations and has had negative cash flow from operations. The cash needs of the business have been financed through a combination of debt and equity financing. In fiscal 2002, the Company entered into a revolving credit facility for $35 million. The Company entered into additional financings subsequent to year end (see Note 20). The terms of these financings require the Company to comply with certain financial covenants. The Company believes it will be able to comply with the terms of such covenants based on its forecasted operating plan for fiscal 2003.

      In order to achieve its operating plan, the Company plans to improve the gross site contribution margins at the individual schools its manages while maintaining educational quality and continuing to reduce central expenses as a percentage of net revenue. The Company has undertaken a "reengineering" process to increase efficiency and help attain profitability while improving client service. Part of this initiative includes the streamlining of processes within the Company, reductions in personnel and the implementation of cost control measures.

      In addition to the above, the Company is dependent upon the continuation of its school management agreements for recurring revenues and growth. Some of the management agreements may be terminated at will by the school district or charter board. The Company may also seek the early termination of, or not seek to renew, a limited number of management agreements in any year.

      If the Company is unable to meet its plan, it may not be able to meet the terms of the financings discussed above, resulting in the borrowings becoming due. If this were to occur, the Company may be forced to restructure or refinance its indebtedness, seek additional equity capital, sell assets or reduce its growth plan. The Company cannot be certain that it will be able to obtain additional financing on favourable terms, if at all.

CASH AND CASH EQUIVALENTS

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, time deposits, highly liquid debt securities and money market accounts, generally all with original maturities of three months or less. The Company maintains funds in accounts in excess of federally insured limits; however, management believes that it minimizes risk by maintaining deposits in high quality financial institutions.

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

LONG-LIVED ASSETS

      The carrying amount of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved.

RESTRICTED CASH

      Restricted cash consists of cash held in escrow in compliance with certain debt agreements, credit issued for the benefit of certain technology suppliers, collateral for certain insurance policies, amounts for guarantee of contract performance in certain states and certain amounts restricted for use in the start-up of future Edison schools. The Company classifies

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

restricted cash balances as current and non-current based on terms of related agreements that govern the use of the restricted cash.

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

      The Company is generally responsible to its clients for all aspects of the management of its schools including but not limited to the: academic achievement of the students; selection, training and compensation of school personnel; procurement of curriculum and equipment necessary for operations of the school; and the safe operation of the school facilities. Gross student funding represents gross contractual funding for our schools before all costs. Net revenue represents gross student funding less costs that we are not primarily obligated to pay. The Company follows the guidance of the Emerging Issues Task Force ("EITF") 99-19,"Reporting Revenue Gross as a Principal versus Net as an Agent," and EITF 01-14 "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." regarding classification of revenues. Specifically, the Company recognizes revenues net of expenses that the Company is not primarily obligated to pay. For the fiscal years ended June 30, 2000, 2001 and 2002, the difference between gross student funding and net revenues consisted of the following costs for which the Company is not primarily obligated to pay:

                                              YEARS ENDED JUNE 30,
                                                 (IN THOUSANDS)
                                            2000        2001        2002
                                            ----        ----        ----
Gross student funding                      $224,578    $375,818    $520,295
  Personnel costs                            (2,169)     (7,000)    (22,421)
  Non-personnel costs*                      (13,438)    (18,310)    (32,816)
                                           --------    --------    --------
        Net revenue                        $208,971    $350,508    $465,058
                                           --------    --------    --------

* Includes expenses related to services such as facility maintenance, utilities, student transportation and others for which we are not primarily obligated to pay.

      The Company often purchases certain essential services, such as transportation, from third parties and/or from our clients. In addition, teachers in schools generally remain employees of our clients and are often paid through the clients' payroll systems. Where such arrangements exist, the client deducts the amounts they have expended for staff salaries and/or purchased services from the amount owed to the Company when remitting payment. These amounts are disclosed as "Direct Site Expenses - client paid" on the Company's Statements of Operations.

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

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


PHILANTHROPY

      The Company recognizes a receivable from a philanthropic foundation, included in other receivables, for curriculum and technology purchased on behalf of district clients in California which have been granted funds from the foundation.

      If the Company can not arrange for philanthropic entities to donate approximately $10.5 million in total to a client, the Company will be required to make such donation itself. (See note 17, Commitment and Contingencies - Fund Raising Agreements).

PRE-OPENING COSTS

      The Company expenses certain pre-opening training, personnel and other costs, which are incurred prior to the fiscal year in which operations commence at new school sites.

NOTES RECEIVABLE

      Notes receivable are recorded at face value, less an original issue discount if the note has a less than fair value stated rate of interest. The original issue discount is calculated using the difference between the stated rate and the Company's rate of interest associated with the cost of funds for the period in which the note is issued. It is management's policy to recognize any note as uncollectible when, based on its assessment of events and circumstances, the collection of the note is not reasonably assured. If it is probable that the Company will not collect all amounts due according to the contractual terms of the note, the Company would provide an allowance for the loan using the methodology under Statement of Financial Accounting Standards ("SFAS") 114 "Accounting by Creditors for Impairment of a Loan." An allowance is established when the estimated discounted cash flows of the loan are lower than the carrying value of that loan. Interest income is generally recognized on an accrual basis. The Company evaluates loans for which an allowance for loss has been established and recognizes interest income to the extent interest payments are not past due in excess of ninety days.

DEFERRED CHARTER COSTS

      Deferred charter costs arise when the Company provides cash to certain charter schools, which issue non-interest bearing notes to the Company in return. In these situations, the Company discounts the non-interest bearing notes and records the corresponding discount as deferred charter costs. These costs represent the accounting recognition given to the Company's right to operate the charter school. Deferred charter costs are included in other assets and are amortized on a straight line basis over the same period as the life of the related contract.

      Net deferred charter costs were $317,864 and $411,018 and accumulated amortization was $4,084,913 and $4,188,774 as of June 30, 2001 and 2002,
respectively.

STOCK-BASED COMPENSATION

      For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees." In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the company's stock, as of the grant date, is not greater than the amount an employee must pay to acquire the stock as defined. To the extent that stock options are granted to employees with variable terms or if the fair value of the Company's stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize compensation expense.

ADVERTISING EXPENSES

      Advertising costs consist primarily of print media and brochures and are expensed when the related advertising occurs. Advertising expense for the years ended June 30, 2000, 2001, and 2002 amounted to approximately $1.7 million, $1.8 million and $862,000 respectively.

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

INCOME TAXES

      Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's notes receivable, in the aggregate, capital leases and other equipment financing obligations approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial instruments at June 30, 2002.

NET LOSS PER SHARE

      In accordance with SFAS 128, "Earnings per Share," basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares, such as convertible preferred stock, stock options, and warrants, have been excluded from the computation, as their effect is antidilutive for all periods presented.

      The pro forma basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock assuming conversion of convertible preferred stock outstanding during the period under the if-converted method. Each outstanding share of common and preferred stock automatically converted into 0.45 shares of class A common stock and 0.05 shares of Class B Common Stock in connection with the Company's initial public offering in fiscal 2000.

The calculation of basic and fully diluted net loss per share for the year ended June 30, 2000 is as follows:

Net loss .......................................................................     $(50,629,843)
                                                                                     ============
Series A-I Common Stock outstanding at beginning of period,
converted to Class A and B Common Stock ........................................        3,107,356
Add:
Weighted average effect of issuance of Class A and Class B
  Common Stock through exercise of options and warrants ........................          653,552
Weighted average effect of conversion of Series A-F Preferred and
    Non-Voting Series G Preferred outstanding at the beginning of period to
    Class A and B Common Stock .................................................       17,574,172
Weighted average effect of conversion of Series F Preferred issued during
    the period to Class A and B Common Stock ...................................        2,114,058
Weighted average effect of Class A and Class B Common Stock issued in
    conjunction with the Company's initial public offering .....................        4,236,065
                                                                                     ------------
Weighted average shares of common stock outstanding used in computing basic
    and fully diluted net loss per share .......................................       27,685,203
                                                                                     ============
Basic and fully diluted net loss per share .....................................     $      (1.83)
                                                                                     ============

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The calculation of basic and fully diluted net loss per share for the year ended
June 30, 2001 is as follows:

Net loss .......................................................................     $(38,511,724)
                                                                                     ============

Class A Common stock outstanding at beginning of period ........................       39,558,746
Class B Common stock outstanding at beginning of period ........................        3,448,004
Add:

Issuance of Class A Common stock (on a weighted average basis) .................        5,974,982

Issuance (conversion) of Class B Common stock (on a weighted average ...........       (1,014,991)
                                                                                     ------------
basis)

Weighted average number of shares outstanding
 used in computing basic and diluted net loss per share ........................       47,966,741
                                                                                     ============
 Basic and diluted net loss per share ..........................................     $      (0.80)
                                                                                     ============

The calculation of basic and fully diluted net loss per share for the year ended
June 30, 2002 is as follows:

Net loss .......................................................................     $(86,039,852)
                                                                                     ============

Class A Common stock outstanding at beginning of period ........................       49,249,005
Class B Common stock outstanding at beginning of period ........................        2,433,126
Add:

Issuance of Class A Common stock (on a weighted average basis) .................        2,510,107

Issuance (conversion) of Class B Common stock (on a weighted average ...........         (627,994)
                                                                                     ------------
basis)

Weighted average number of shares outstanding
  used in computing basic and diluted net loss per share .......................       53,564,244
                                                                                     ============
 Basic and diluted net loss per share ..........................................     $      (1.61)
                                                                                     ============


MANAGEMENT ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenues, certain district paid school expenses, recoverability of long-lived assets and notes receivable, liabilities incurred from workers' compensation, commercial and other claims and losses on school contracts. Other estimates include useful lives of property and equipment and the deferred income tax valuation allowance. Actual results could differ from these estimates.

SEGMENTS

      Management evaluates its operating performance as a single segment. The Company's Chief Operating Officer reviews school performance based on a comprehensive, whole school approach. Real estate, after school programs, summer school programs, food services and various other activities are not evaluated on an individual basis.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2002, the Emerging Issues Task Force issued EITF 01-14 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." EITF 01-14 clarifies EITF 99-19, "Reporting Revenue

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Gross as a Principal versus Net as an Agent," that provides guidance on whether revenues should be presented gross or net of certain costs. After consultation with its independent auditors, the Company believes that EITF 01-14 should be interpreted to require it to present as revenue and expense only those direct site expenses that the Company is primarily obligated to pay.

      In accordance with the transition provisions of EITF 01-14, the Company adopted EITF 01-14 effective January 1, 2002 and has reclassified all historical periods to conform with the new presentation and, in the interest of transparency, added a "Gross student funding" line to its statement of operations. Edison contracts with districts and charter boards to operate public schools and under such contracts Edison is entitled to funding from local, state and federal sources, including Title I and special educational funding, which represents gross student funding. Gross student funding is not revenue as defined by generally accepted accounting principles and represents the gross contractual funding for the Company's schools before all expenses.

      In November 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer." EITF 01-09 addresses the appropriate income statement characterization of consideration given by a vendor to a customer, specifically whether that consideration should be presented in the vendor's income statements as a reduction of revenue or as an expense. The Company determined that consideration given to two customers was, in effect, an adjustment of the Company's contract price and should be accounted for as a reduction in revenue rather than as an expense subsequent to the promulgation of EITF 01-09. In accordance with the transition provisions of EITF 01-09, the Company adopted EITF 01-09 effective January 1, 2002 and has reclassified all historical periods to conform with the new presentation.

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement defines the accounting and reporting for the impairment and disposal of long-lived assets and is effective for the Company on July 1, 2002. The Company does not anticipate that the adoption of SFAS 144 will have a material impact on the consolidated financial statements.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement defines the accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS 146 will have a material impact on the consolidated financial statements.

RECLASSIFICATION

      Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the current year presentation.

3.    RESTATEMENT

      In connection with the annual review of the Company's financial statements, the Company determined the need to restate certain items of its balance sheets and statements of operations to properly reflect certain changes to shareholder notes receivable, stockholders' equity, interest income and compensation expense in fiscal 2000 and 2001.

      In November 1999, the Company's CEO exercised options to purchase 725,000 shares of common stock at $3.00 per share through the issuance of a promissory note for $2,175,000. In addition, the Company loaned $4,445,700 in November 1999 and $1,248,500 in April 2000 to the CEO to pay estimated income taxes resulting from the transaction. These notes mature five years from their date of issuance. In the past, the Company accounted for the transaction as an option exercise and carried the loans as notes receivable on its balance sheets and recognized periodic interest income. The notes were issued with recourse solely to the shares exercised and contain a floating rate of interest. Therefore, the Company has determined that it is more appropriate to treat the options as not having been exercised and account for them as a variable stock award pursuant to the provisions of Emerging Issues Task Force Issue 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion 25." Accordingly, the Company has restated its financial statements to reflect compensation in the form of a charge or credit to operations and an offsetting adjustment to additional paid-in capital for periodic changes in the market value of the 725,000 common shares subject to exercise, until such notes are paid. In addition, the loans related to estimated income taxes have been restated to be expensed when issued. Interest income previously recognized under the notes has been reversed. Interest received under the notes will be credited to additional paid-in capital.

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      In connection with the restatement, the Company recognized, in fiscal 2000, a compensation charge of $13,589,000 and a reduction in interest income of $450,829. In fiscal 2001, the market value of the Company's common stock decreased from $23.19 per share at the beginning of year to $22.84 per share at June 30, 2001. As a result, the Company recognized a compensation credit of $253,751 and a reduction in interest income previously provided of $684,834. In fiscal 2002, the market price of the Company's common stock declined from $22.84 per share at the beginning of the year to a value below the exercise price of $3.00 per share by year end. Accordingly, the remaining amount of compensation expense recognized in prior years, including a portion related to fiscal 1999, of $14,384,005 was reversed and no interest income was recognized for the year.

      The table below details the effect on the June 30, 2000 and 2001 consolidated financial statements of the restatement (dollars in thousands):


                                     2000                        2001
                                     ----                        ----
                             As              As              As           As
                           Reported       Restated       Reported       Restated
                           --------       --------       --------       --------
Balance sheets:
Shareholder notes
receivable:
  Asset ...............   $   8,802      $   2,781     $   9,452      $   2,936
  Equity ..............      (2,300)            --        (2,489)            --
Additional paid-in
capital ...............     301,881        307,601       465,341        470,808
Accumulated deficit ...     118,018        132,059       156,099        170,570
Stockholders' equity ..     178,833        172,813       304,883        298,367


Statements of
operations:
Administration,
curriculum and ......        40,643         54,232        58,104         57,851
development expenses
Interest income .....         6,768          6,317        10,343          9,658
Net loss ............        36,590         50,630        38,081         38,512


4.    NOTES RECEIVABLE

      The Company provides financing in the form of interest and non-interest bearing loans and advances to charter school boards to assist in the purchase or renovation of charter school facilities. Certain of the loans are evidenced by notes and other advances which are made in concert with a management contract or without fixed repayment terms. In order for the notes to be repaid, the Company generally assists charter school boards in obtaining third party lender financing. Often third party financing requires the Company to guarantee loans on behalf of these charter schools. A default by any charter school under a credit facility that is guaranteed by the Company may result in a claim against the Company for the full amount of the borrowings (see Note 17).

      Of the approximately $80.9 million in notes receivable, net at June 30, 2002, approximately $66.6 million was collateralized and the remaining balance of $19.8 million was uncollateralized and, in some cases, subordinated to other senior debt. Although the Company intends to refinance these notes, should the Company be required to foreclose on the collateral to these notes, it may not be able to liquidate such collateral for proceeds sufficient to cover the notes.

      In the fourth quarter of fiscal 2002, the Company has written-down a note receivable of approximately $4.0 million related to a discontinued new school project. Additionally, as a result of the difficult credit environment affecting the Company's ability to arrange third party lender financing in the fourth quarter of 2002, coupled with the credit risk of specific charter school notes and management's intention to accelerate the refinancing of individual notes with third party lenders, the Company has determined that it will not collect all of the amounts due pursuant to the contractual terms of the notes and has established an allowance for loan losses of approximately $5.5 million. These amounts are included in administration, curriculum and development expense in the statements of operations. The allowance for loan losses applies to notes receivable with an outstanding balance, at June 30, 2002, of $54.6 million. There were no charge-offs during the quarter.

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      Notes receivable consist of the following:

                                                              JUNE 30,
                                                     -------------------------------
                                                          2001               2002
                                                     -----------       -------------
Notes receivable due from charter ..............     $ 48,616,056      $ 86,434,680
schools(a)
Other financings due from charter ..............       12,957,320                --
schools(b)
Allowance for loan losses ......................               --        (5,542,192)
                                                     ------------      ------------
                                                       61,573,376        80,892,488
Less, current portion*.................                (7,761,724)     (12,480,667)
                                                     ------------      ------------
  Total notes receivable.............                 $53,811,652      $ 68,411,821
                                                     ============      ============


      * Includes $1,180,394 of the allowance for loan losses in fiscal 2002.

(a) Notes receivable due from charter schools includes interest bearing notes at interest rates ranging from 7% to 10.5% per annum. Management believes that the stated rates reflect the fair market rates for these notes. The notes amounted to $43,287,621 and $77,470,044 at June 30, 2001 and 2002,
      respectively, and mature at various dates through the year 2005.

      Notes receivable due from charter schools also include discounted and non-interest bearing notes with an aggregate face value of $5,648,025 and $9,371,773 at June 30, 2001 and 2002, respectively, less unamortized imputed discount of $319,590 and $407,137 at June 30, 2001 and 2002, respectively. Interest imputed on these notes ranges from 8% to 10% per annum. This imputed rate is management's estimate of the fair market interest rate for these loans based on the Company's estimated borrowing rate at the time of the loan which ranged from approximately 8.5% to 10% and management's assessment of the incremental risk associated with these loans. The notes mature at various dates through the year 2006.

(b) Other financings due from charter schools were converted into non-interest bearing notes receivable in fiscal 2002. These advances have been discounted at a rate of 12% over the expected period of refinancing, consistent with the treatment of non-interest bearing notes receivable as discussed in (a) above. The face value of the advances at June 30, 2000 was $12,766,158, less unamortized imputed discount of $1,093,551. In November 2000, the Company received partial payment of $7,260,842 and $4,343,113 was converted into a 20 year term loan with interest at 10% per annum and regular amortization.

      For fiscal 2001, other financings due from charter schools have been discounted at a rate of 12% over the period of refinancing, consistent with the treatment of non-interest bearing notes receivable. The face value of borrowings under the revolving line of credit at June 30, 2001 was $12,957,320. The line of credit provides for borrowings up to $15,000,000. On July 1, 2001, this revolving line of credit was converted into a 20 year term loan with interest at 10% per annum and regular amortization.

Aggregate maturities of notes receivable are as follows:

      For the fiscal year ending June 30,

      2003.............................................   $13,661,060
      2004.............................................    13,711,768
      2005.............................................       961,987
      2006.............................................     8,974,852
      2007.............................................     2,613,712
      Thereafter.......................................    46,918,438
                                                          -----------
                                                           86,841,817
      Less: amount representing discount...............      (407,137)
      Less: allowance..................................    (5,542,192)
                                                          -----------
      Total notes receivable...........................    80,892,488

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Less: current portion............................   (12,480,667)
                                                          -----------
      Notes receivable, noncurrent.....................   $68,411,821
                                                          ===========


      Additionally, the Company expects to receive payment on certain outstanding loans as a result of third party refinancing, although here is no guarantee that the charter boards will be able to obtain such refinancing. The Company expects to make additional loans approximating $3.8 million for commitments to a charter board client during fiscal 2003.

5.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                                                 JUNE 30,
                                                                                      --------------------------------
                                                                                         2001                  2002
                                                                                      -------------      -------------
Land and buildings ..............................................................     $   7,457,480      $   7,804,494
Leasehold improvements ..........................................................        34,419,968         34,267,385
Furniture, fixtures and equipment ...............................................        94,107,737         99,290,597
Software license ................................................................        11,694,133         11,694,133
Educational software and textbooks ..............................................        37,350,776         39,011,470
                                                                                      -------------      -------------
                                                                                        185,030,094        192,068,079
Accumulated depreciation and amortization .......................................       (65,798,925)       (80,962,423)
                                                                                      -------------      -------------
   Property and equipment, net ..................................................     $ 119,231,169      $ 111,105,656
                                                                                     =============      =============

      Depreciation expense amounted to $19,310,639, $31,367,287, and $35,691,452 for the years ended June 30, 2000, 2001, and 2002 respectively. Capitalized interest of $521,593 was recorded for the year ended June 30, 2001, in connection with the development of the Company's new computer system. The Company wrote off approximately $4,187,000 consisting primarily of curriculum material and approximately $623,000 consisting primarily of equipment during the years ended June 30, 2001 and 2002, respectively. These amounts are included in administration, curriculum and development expense in the statements of operations.

      Assets under capital leases as of June 30, 2001 and 2002 totaled $23,178,963 and $29,912,579, respectively, and related accumulated amortization totaled $7,410,437 and $9,855,563, respectively. At June 30, 2001 and 2002,
$22,637,359 and $29,390,639 of assets under capital lease are included in furniture, fixture, and equipment with the remaining balances included in leasehold improvements, respectively.

      The Company disposed of leasehold improvements and furniture, fixtures, and equipment of approximately $1,149,000 and $4,784,000 during the years ended June 30, 2001 and 2002, respectively.

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

6.    ACQUISITION OF UNDEVELOPED PROPERTY

      During fiscal 2001, the Company purchased property in New York, New York for $10 million and entered into an agreement with the Museum of African Art to develop the property for a mixed use project consisting of a new corporate headquarters, a charter school and a facility to house the Museum. Additionally, in fiscal 2002, the Company purchased land for approximately $1.0 million dollars for a new school development project that was subsequently discontinued.

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      In the fourth quarter of fiscal 2002, the Company recorded an impairment charge of approximately $3.6 million as a result of financial indicators present which hindered the continuation of the project, as reflected in management's decision to discontinue the project.

      As of June 30, 2001 and 2002, other assets include approximately $10.6 million and $10.1 million of purchased land held for sale.

7.    BUSINESS COMBINATIONS

      Effective July 1, 2001, the Company acquired the remaining 65% outstanding equity interest of Ksixteen, LLC not already owned by it for approximately $130,000 in cash, giving it 100% ownership and enhanced operational efficiencies. The acquisition was accounted for under the purchase method. The purchase price exceeded the fair value of the net assets acquired by approximately $806,000, which was recorded as goodwill.

      Effective July 3, 2001, the Company acquired 100% of the outstanding shares of LearnNow, Inc. as a means to enhance its growth prospects. LearnNow was a privately-held school management company that operated seven charter schools serving approximately 2000 students. During the third quarter of fiscal 2002, the Company finalized its determination of the purchase price and the allocation thereof. The acquisition was accounted for under the purchase method and included a cash payment of $3.0 million in fiscal 2001 and approximately $31.3 million in Company class A common stock (approximately 1.3 million shares). In connection with the acquisition, the Company assumed liabilities of $3.6 million (primarily accounts payable, accrued personnel costs and other accrued expenses); acquired tangible assets of $1.7 million (primarily restricted cash, accounts receivable, notes receivable, fixed assets and other assets). The allocation of the purchase price resulted in recorded intangibles of approximately $36.2 million. Of this amount, LearnNow contracts of approximately $4.5 million were classified as an intangible asset separate from goodwill to be amortized over 15 years on a straight-line basis. The remaining balance was classified as goodwill.

      Following the acquisition, the LearnNow schools were incorporated into the Company's school operating model and ceased to exist as a separate business unit. Accordingly, in assessing goodwill for impairment, the Company determined that the value of the common stock issued in the acquisition would be used as a measure of impairment. Based on the significant decline in the Company's stock price, goodwill was deemed to be fully impaired in the fourth quarter of 2002 resulting in a charge to earnings of approximately $32.5 million. Additionally, approximately $.8 million of the original $4.5 million intangible asset was deemed impaired as a result of certain terminated contracts and also charged to earnings in the fourth quarter of fiscal 2002. Both charges are included in impairment charges in the statements of operations for fiscal 2002.

      At June 30, 2002, the carrying amount of the intangible asset was $3,447,076, net of accumulated amortization of $298,333 and will be amortized over 10 years.

      The following selected pro forma information for the year ended June 30, 2001 is being provided to present a summary of the combined results of the Company giving effect to the purchase accounting adjustments as if the acquisitions had occurred as of July 1, 2000. The unaudited pro forma information is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as a part of the Company for the fiscal year ended June 30, 2001.


PRO FORMA INFORMATION
(in thousands, except per share data)             EDISON SCHOOLS    ACQUIRED ENTITIES    CONSOLIDATED
-------------------------------------            ---------------- -------------------    ------------
Net revenue ...........                            $ 350,508      $  15,257              $ 365,765
Net loss ..............                              (38,512)       (14,969)               (53,481)
Loss per common share
      Basic and diluted                                                                  $   (1.11)
                                                                                         =========

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                 JUNE 30,
                                      ----------------------------
                                         2001              2002
                                      -----------     ------------
Compensation and related benefits     $25,658,847     $34,502,426

Taxes other than income .........       1,965,057       2,002,577

Philanthropy contribution........              --       6,500,000
Other ...........................       2,179,811       7,551,573
                                                      -----------

   Total accrued expenses .......     $29,803,715     $50,556,576
                                      ===========     ===========

9.    FINANCING

      On October 3, 2001, the Company formed Edison Receivables, for the purpose of purchasing and financing certain receivables of the Company. The Company owns all of the membership interests in Edison Receivables, a Delaware limited liability company with a separate legal existence from the Company. The Company has sold or contributed certain accounts receivable arising from the Company's provision of school management services in the ordinary course of its business and related security to Edison Receivables. Edison Receivables has its own separate creditors who are entitled to be satisfied out of Edison Receivables' assets prior to any value in it becoming available to the Company. The Company has no right, title or interest in Edison Receivables' assets, including the accounts receivable assigned to it by the Company.

      In November 2001, Edison Receivables entered into a $35.0 million revolving credit facility with Merrill Lynch Mortgage Capital Inc. ("MLMCI"), collateralized by certain accounts receivable purchased from or contributed by the Company. Borrowings are limited to specified percentages of eligible accounts receivable, as defined. The line of credit had a term of one year. Interest is determined on a Eurodollar or prime rate basis at the Company's option. The Company has agreed to pay a commitment fee of .50% per annum on the unused portion of the commitment. As of June 30, 2002, $34.0 million was outstanding under this line bearing interest at LIBOR plus 3.5% and was collateralized by receivables with a book value of $62.8 million that were sold to Edison Receivables by the Company. The agreement requires that the Company observe certain financial covenants and restrictions including a minimum consolidated tangible net worth and a maximum consolidated debt to equity ratio.

      Long-term debt consists of the following:

                                                  JUNE 30,
                                      ------------------------------
                                          2001              2002
                                      ------------     -------------
Notes payable(a) ................     $ 15,083,546     $  5,152,175
Financing agreement(b) ..........        7,700,553        4,136,906
Capital lease obligations (Note 10)     16,129,100       18,881,514
                                      ------------     ------------

                                        38,913,199       28,170,595
Current portion..................      (17,669,020)     (18,363,640)
                                      ------------     ------------
   Total long-term debt .........     $ 21,244,179     $  9,806,955
                                      ============     ============

(a) Notes payable at June 30, 2001 and 2002 consist of notes with four financing companies collateralized by computer equipment, furniture and other assets of the Company. All notes are similarly structured and generally provide for equal monthly installments, including interest and principal, over a term of 30 to 48 months. Monthly payments to each noteholder range from approximately $16,000 to $318,000. Certain notes also provide for a final installment of up to 17.5% of the original principal amount. Interest rates are fixed and range from 9.5% to 18.68% per annum.

(b) In June 2000, the Company entered into a 36 month financing agreement with the IBM Credit Corporation for the purchase of software. Such software will be used to support the technology used in the Company's schools throughout the United States of America. At June 30, 2002, the finance agreement totals approximately $4.1 million and bears interest at a rate of 15.01%.

      In connection with amounts outstanding under the notes payable and capital lease obligations, at June 30, 2001 and 2002, the Company had outstanding stock purchase warrants to lenders that provide for the purchase of up to 15,000 shares of

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


common stock at a purchase price of $12.30 per share. The stock purchase warrants are fully exercisable and expire in fiscal 2005. At the time of issuance, the value of the warrants was not deemed significant pursuant to a calculation using the Black Scholes option pricing model. Accordingly, no value was assigned to the warrants.

      The Company is subject to certain reporting debt covenants under several of its debt agreements. If the Company were to fail to maintain a certain minimum cash balance it would be required to post additional cash collateral.

Aggregate maturities of long-term debt, excluding capital lease obligations (see
Note 10), are as follows:

        For the fiscal year ending June 30,
        2003...................................  $8,662,077
        2004...................................     627,004
                                                 ----------
           Total...............................  $9,289,081
                                                 ==========


10.   LEASES

      The Company has entered into several lease agreements for school site computers and equipment. The agreements, which are accounted for as capital leases, provide that the Company will lease equipment for terms of 30 to 48 months with interest rates of 8.18% to 16.09%. Also, the Company has entered into various non-cancelable operating leases for office space and currently leases school sites. These leases expire at various dates through the year 2020. At June 30, 2002, the present value of the minimum lease payments under the capital leases and rental commitments under operating leases with terms in excess of one year are as follows:

                                                                 CAPITAL           OPERATING
                                                                 LEASES             LEASES
                                                              ------------      ------------
For the fiscal year ending June 30,
2003 ....................................................     $ 11,333,547      $  6,853,089
2004 ....................................................        6,827,737         6,676,905
2005 ....................................................        3,077,148         6,408,235
2006 ....................................................           15,205         6,827,206
2007 ....................................................               --         6,889,198

Thereafter ..............................................               --        41,400,597
                                                              ------------      ------------
Total commitments .......................................       21,253,637      $ 75,055,230
                                                                                ============

Less amount representing interest .......................       (2,372,123)
                                                              ------------
Present value of minimum lease payments .................       18,881,514
                                                              ------------
Less current installments of capital lease obligations ..       (9,701,563)
                                                              ------------
Capital lease obligations, excluding current installments     $  9,179,951
                                                              ============

      Total rental expense for each of the three years ended June 30, 2000, 2001 and 2002 related to operating leases amounted to approximately $4,495,000, $5,686,000, and $6,382,000, respectively.

11. RELATED PARTY TRANSACTIONS

STOCKHOLDER NOTES RECEIVABLE

      The stockholder notes receivable consist of two recourse notes from the Chairman of the Company, with principal amounts of $1.6 million and $200,000, which arose in connection with his employment agreements. The note agreements, as amended October 15, 1999, bear interest at the prime rate per annum as defined by J.P. Morgan Chase and do not require periodic interest or principal payments until maturity. The notes are collateralized by the assignment of the proceeds of a life insurance policy and, in the event of termination of the Chairman's employment, can be offset against the severance pay obligation of the Company. The receivable matured on August 30, 2002. The Company has given notice to the Chairman that the notes are now due and, with full cooperation of the Chairman, is working to expedite collection of the outstanding balances.

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      In November 1999, the Company's CEO exercised options to purchase 725,000 shares of common stock at $3.00 per share through the issuance of a promissory note for $2,175,000. In addition, the Company loaned $4,445,700 in November 1999 and $1,248,500 in April 2000 to the CEO to pay estimated income taxes resulting from the transaction. These notes mature five years from their date of issuance and bear interest at the greater of the prime rate or the Company's actual borrowing rate, in effect from time to time, at maturity. Since the notes were issued with recourse solely to the shares exercised and contain a floating rate of interest, for accounting purposes, the options are not treated as exercised and the loans related to the estimated income taxes are treated as compensation expense. See Note 3 for discussion of accounting treatment.

STOCKHOLDERS' NOTES PAYABLE

      Certain stockholders were issued promissory notes dated December 18, 1997 for $4,407,903 and January 1, 1998 for $592,097 (see Note 13). In addition, as part of the private placement (see Note 13), the Company issued to stockholders, promissory notes dated December 30, 1997 for $611,025, January 28, 1998 for $61,130, August 24, 1998 for $487,844 and December 14, 1998 for $450,595. The
principal for each of the notes is payable on the tenth anniversary of the dates of issuance. Each note bears interest at 7% per annum, of which 50% is payable at maturity and the balance payable each April 1, starting in fiscal 1999 and thereafter. For the years ended June 30, 2000, 2001 and 2002, interest expense under the notes amounted to $502,781, $502,524, and $520,269, respectively. Included in other liabilities at June 30, 2001 and 2002 is interest payable under the notes of $825,492 and $1,084,676, respectively.

12.   INVESTMENT IN APEX LEARNING, INC.

      In July 1999, the Company entered into a preferred stock purchase agreement with Apex Learning, Inc. ("APEX") providing for the purchase of up to 2,000,000 shares of APEX preferred stock, par value $0.001 per share, for a purchase price of $5.00 per share. The Company purchased 1,000,000 shares in July 1999 for a total investment of $5,000,000, which represented approximately 16.5% ownership in the corporation. In December 1999, an additional $5,000,000 was invested in the corporation, increasing the Company's ownership to 19.7%. Due to the nature of the Company's relationship with the corporation, the investment was accounted for under the equity method. As of June 30, 2000, the Company modified its relationship with the corporation such that the Company no longer had significant influence through board representation and, therefore, the investment has been accounted for prospectively under the cost method.

      During the third quarter of fiscal 2002, the Company recorded a non-cash charge to reduce the carrying value of its 19.7% cost basis investment in privately-held APEX to reflect an other-than-temporary decline in value of $6.8 million (representing the excess of carrying value over fair value, which results in a carrying value of approximately $1.3 million as of June 30, 2002). APEX is a company that provides interactive advanced placement courses for high school students over the internet. We determined that our investment was impaired given the terms of a third quarter fiscal 2002 transaction involving Apex equity instruments between two existing investors. Management assessed this impairment to be other than temporary based on the sharp decline in fair value as determined and in consideration of the overall market condition for private equity companies. Prior thereto, the Company had concluded there was not an other than temporary impairment based, in part, on its application of customary valuation techniques which indicated that fair value approximated carrying value. Among the key assumptions included in the valuation were market conditions for educational related companies, trends in APEX operating results and valuations of market comparables. No additional charges were recognized in fiscal 2002.

13.   COMMON AND PREFERRED STOCK

Common and preferred stock consist of the following:

                                                                             JUNE 30, 2001                    JUNE 30, 2002
                                                                      --------------------------      ---------------------------
                                            AUTHORIZED      PAR        OUTSTANDING                     OUTSTANDING
                                              SHARES        VALUE        SHARES        AMOUNT         SHARES           AMOUNT
                                           -----------  -----------   ------------   -----------      ----------     ------------
Class A common stock .................     150,000,000  $       .01   49,249,005     $   492,490      52,018,855     $   520,189
Class B Common Stock .................       5,000,000  $       .01    2,433,126          24,331       1,805,132          18,051
Preferred Stock ......................       5,000,000  $       .01            -               -               -               -
                                                                      ----------     -----------      ----------     -----------
      Total common and preferred stock                                51,682,131     $   516,821      53,823,987     $   538,240
                                                                      ==========     ===========      ==========     ===========

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

      The holders of class A common stock and Class B Common Stock have cumulative voting rights in the election of their respective directors. On other matters presented to the stockholders for their vote or approval, the holders of class A common stock and Class B Common Stock will vote together as a single class, except as to matters affecting the rights of the two classes of common stock or as may be required by Delaware law. Class B Common Stock may be converted into class A common stock at any time on a one-for-one basis. Each share of Class B Common Stock will automatically convert into one share of class A common stock upon its transfer, in most circumstances, or upon the occurrence of other specified events.

      WSI, a stockholder, holds two options to purchase shares of the Company's common stock. Under the first option, WSI has the right to purchase up to 382,500 shares of class A common stock and 42,500 shares of Class B Common Stock at $20 per share. Under the second option, WSI has the right to purchase up to 450,000 shares of class A common stock and 50,000 shares of Class B Common Stock at $40 per share. The options expire in years 2003 through 2005. At the time of grant in March 1995, the options were accounted for pursuant to the provision of APB No. 25 and, accordingly, the Company recorded no compensation expense.

      In connection with a private placement that closed in December 1997, August 1998 and December 1998, the Company sold units consisting of a share of stock, three options for fractional shares of common stock, and a note payable for 22.8 cents per share. The first option entitles the holder to .0086359 share of class A common stock and .0009595 share of Class B Common Stock at an exercise price of $20.00 per share. The option expires between years 2003 and 2005. The second option entitles the holder to .0086359 share of class A common stock and .0009595 share of Class B Common Stock at an exercise price of $3.00 per share. The option became vested upon the completion of the Company's initial public offering ("IPO") and expires 10 years after vesting. The third option entitles the holder to .0129537 share of class A common stock and .0014393 share of Class B Common Stock at an exercise price of $16.00 per share. However, this option only vests if the Company is a public company and its closing price has been $32.00 per share for more than 90 consecutive days. This option expires 10 years after vesting. As of June 30, 2002, stock options issued and outstanding in conjunction with the private placement entitled the holders to purchase 355,707 shares of class A common stock and shares of Class B Common Stock.

      In June 1998, the Company, in exchange for $2,500,000, issued a warrant to the D2F2 Foundation to purchase 1,698,750 shares of class A common stock and 188,750 shares of Class B Common Stock at a price of $7.96 per share. The warrant had an expiration date of June 1, 2005, but had been fully exercised at June 30, 2002. The warrant proceeds were required to be used by Edison to provide services to selected schools, as approved from time to time by the D2F2 Foundation during the five years following the agreement's execution. Under the terms of the warrant, if the full amount of the cash proceeds were not spent by Edison during the five-year period, Edison would be required to return unexpended amounts, and a pro rata portion of the warrant (or shares already issued under the warrant, if applicable) could be canceled or redeemed at Edison's option at their issuance price. This amount was received and properly recorded as restricted cash in the Company's financial statements. The Company has accounted for the proceeds in accordance with EITF 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

      In August 2000, the Company completed a secondary public offering in which it sold 3,350,000 shares of class A common stock for net proceeds of approximately $71.0 million. In March 2001, the Company completed another secondary offering of an additional 3,531,026 shares of class A common stock for net proceeds of approximately $81.0 million.

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


14.   STOCK OPTIONS

A summary of the Company's employee stock option activity is as follows:

                                                     WEIGHTED            STOCK         WEIGHTED
                                                     AVERAGE OF          OPTIONS       AVERAGE OF
                                        SHARES      EXERCISE PRICES     EXERCISABLE   EXERCISE PRICES
                                       ---------   ----------------    ------------  -----------------
Under option at June 30, 1999 ..       7,918,024      $20.44             2,608,990     $ 4.02
Options granted in fiscal 2000 .       2,178,169      $17.05               314,081     $13.49
Options exercised in fiscal 2000        (920,014)     $ 3.30
Options cancelled in fiscal 2000        (189,380)     $ 8.60
                                       ---------
Under option at June 30, 2000 ..       8,986,799      $21.52             3,460,134     $ 8.58
Options granted in fiscal 2001 .       1,358,811      $24.72                80,320     $23.47
Options exercised in fiscal 2001        (957,059)     $ 5.47
Options cancelled in fiscal 2001        (138,733)     $10.75
                                       ---------
Under option at June 30, 2001 ..       9,249,818      $23.88             3,244,094     $11.08
Options granted in fiscal 2002 .       2,325,061      $23.21               617,443     $24.29
Options exercised in fiscal 2002        (188,987)     $16.58
Options cancelled in fiscal 2002        (648,409)     $19.20
                                       ---------
Under option at June 30, 2002 ..      10,737,483      $24.32             4,397,478     $14.45
                                      ==========

      In October 1999, the board of directors approved the adoption of the 1999 Stock Incentive Plan (the "Incentive Plan") for employees and authorized the compensation committee of the board of directors to administer the Incentive Plan under which options, restricted stock, and other stock-based awards for a maximum of 2,500,000 shares of class A common stock could be issued. In October 2000, the board of directors approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance to 4,500,000 shares of class A common stock. The Company's stockholders approved this amendment in November 2000. In August 2001, the board of directors approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance to 6,500,000 shares of class A common stock. The Company's stockholders approved this amendment in December 2001. To the extent that all or part of a stock-based award issued under the Incentive Plan is cancelled, the related shares are available for future award grants. As of June 30, 2002, the Company has 1,956,075 shares of class A common stock reserved for future grants under the Incentive Plan.

      During fiscal 2000 and 2001, the Company granted options for 45,000 shares and 10,000 shares of class A common stock, vesting over a three-year period, to certain non-employees. The Company recorded approximately $62,000, $77,000, and $148,000 of expenses related to the issuance of these options in fiscal 2000, 2001 and 2002, respectively.

      In fiscal 2001, the Company modified a stock option award relating to approximately 11,000 shares held by an employee and recognized a $234,000 non-cash charge resulting from this modification. An additional modification to a stock option award for approximately 38,000 shares was made for certain former employees who were allowed to retain their stock options and vesting rights beyond their separation date. A charge of $181,000 was recognized in fiscal 2001 in connection with this modification.

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The following table summarizes information about stock options outstanding at June 30, 2002:



                                  OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                        --------------------------------------  ---------------------
                                        WEIGHTED
                                         AVERAGE    WEIGHTED                 WEIGHTED
                                        REMAINING  AVERAGE OF                AVERAGE OF
      RANGE OF                         CONTRACTED   EXERCISE      SHARES     EXERCISE
   EXERCISE PRICES         SHARES         LIFE       PRICES     EXERCISABLE   PRICES
---------------------   -----------  -----------   ----------   -----------  ---------
    $2.50...........      803,448         2.87     $   2.50     797,515      $  2.50
    $3.00 - $8.00...      563,869         5.52     $   4.91     505,395      $  4.72
    $8.01 - $12.30..    1,038,505         7.05     $  12.30     645,964      $ 12.30
    $14.24 - $18.56.    1,299,606         7.00     $  16.34     846,145      $ 16.03
    $20.00 - $21.31.    1,090,895         8.09     $  20.73     368,753      $ 20.73
    $22.00 - $25.88.    3,261,999         8.86     $  24.64   1,223,602      $ 24.27
    $27.00 - $33.13.    1,279,161         5.52     $  31.93      10,104      $ 29.45
    $33.14 - $56.00.    1,400,000         5.46     $  56.00           0      $ 56.00
                        ---------                               -------
                        10,737,483                            4,397,478
                        ==========                            =========

      The Company, during the fourth quarter of fiscal 1999, made amendments to existing options which resulted in a new measurement date. As a result, stock-based compensation expense was recorded representing the difference between the exercise price of the options and the deemed fair market value of the underlying stock at that time. In this regard, the Company recognized an expense of approximately $22.4 million during 1999, approximately $3.6 million during fiscal 2000, approximately $983,000 during fiscal 2001 and approximately $589,000 during fiscal 2002 in connection with these stock options.

      Had compensation cost for the Company's stock option issuances been determined based on the fair value at the grant date for awards in each of the three years ended June 30, 2000, 2001 and 2002 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share attributable to common stockholders would have been adjusted to the pro forma amounts indicated below:

                                                            YEARS ENDED JUNE 30,
                                             ----------------------------------------------
                                                 2000             2001             2002
                                            --- ----------    ------------     ------------
  Net loss - as reported.................    $(50,629,843)    $(38,511,724     $(86,039,852)

  Net loss - pro forma basis.............    $(52,552,660)    $(38,917,336     $(92,609,642)

  Basic and diluted net loss per share - as  $     (1.83)     $     (0.80)     $      (1.61)
  reported...............................

  Basic net loss per share - pro forma basis $     (1.90)     $     (0.81)     $      (1.73)

      The fair value of each option grant is estimated on the date of the grant using the "Black-Scholes Option-pricing Model" with the following weighted average assumptions used for grants for each of the years ended June 30, 2000, 2001 and 2002: zero dividend yield; no volatility for fiscal years 2000 and 2001 and 70% volatility in fiscal 2002; a weighted average risk-free interest rate of 6.18%, 5.50% and 5.31% respectively; and expected lives of 8.86, 9.46 and 10.00 years, respectively.

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following table summarizes the weighted-average grant-date fair values of options granted:

                                       EXERCISE PRICE         EXERCISE PRICE          EXERCISE PRICE
                                        EQUALED FAIR          GREATER THAN FAIR        LESS THAN FAIR
                                         VALUE AT               VALUE AT                VALUE AT
                                          ISSUANCE              ISSUANCE                ISSUANCE
                                          --------              --------                --------
Weighted average exercise price of
  options granted during the year 2002     $17.07                 $25.00                     NA
Weighted average exercise price of
  options granted during the year 2001     $24.95                 NA                     $12.30
Weighted average exercise price of
  options granted during the year 2000     $17.13                 NA                     $13.13

Weighted average fair value of options
  granted during the year 2002 .......     $17.07                 $18.77                     NA
Weighted average fair value of options
  granted during the year 2001 .......     $24.95                 NA                     $25.88
Weighted average fair value of options
  granted during the year 2000 .......     $17.13                 NA                     $19.19

15.   INCOME TAXES

      There is no provision for Federal income taxes for the years ended June 30, 2000, 2001 and 2002, since the Company has incurred net losses. The Company has provided approximately $603,000 and $1.0 million in fiscal 2001 and 2002, respectively for state and local taxes relating to jurisdictions that require taxes to be recorded on bases other than income. Due to the uncertainty of the Company's ability to realize the tax benefit of such losses, a valuation allowance has been established to equal the total net deferred tax assets.

      The components of deferred tax assets and liabilities consist of the following:

                                                  JUNE 30,
                                      --------------------------------
                                           2001              2002
                                      ------------       -------------
Deferred tax assets:
  Net operating loss carryforward     $  57,340,999      $ 111,627,715
  Accrued liabilities ...........         5,651,544          3,850,809
  Stock options .................        10,088,398          2,998,280
  Amortization ..................           199,595              4,851
  Property and equipment ........           853,571          4,746,315
                                      -------------      -------------
   Total deferred tax assets ....        74,134,107        123,227,970
Valuation allowance .............       (74,134,107)      (123,227,970)
                                      -------------      -------------
   Net deferred tax asset .......     $          --      $          --
                                      =============      =============

      For the years ended June 30, 2000, 2001 and 2002, the valuation allowance increased by $14,570,051, $15,672,789 and $49,093,863, respectively.

      At June 30, 2002, the Company had approximately $289.0 million of net operating loss carryforwards available to reduce its future taxable income. Under current Federal income tax law, approximately $45.0 million of such carryforwards will expire between 2010 and 2018, approximately $244.0 million will expire between 2019 and 2022.

16.   EMPLOYEE BENEFIT PLANS

      The Company provides a 401(k) and a 403(b) defined contribution plans for substantially all full-time employees and teachers. The Company matches each participant's contribution up to 50% of the first $1,000 contributed. Participants become fully vested in the match after one year. Contributions to the 401(k) and a 403(b) plans made by the Company for each of the three years ended June 30, 2000, 2001 and 2002 amounted to $186,316, $334,191, and $416,440, respectively.

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


17.   COMMITMENTS AND CONTINGENCIES

LONG TERM LEASE OBLIGATIONS

      The Company has entered into operating leases for five charter school facilities with lease terms in excess of the initial term of the management agreement for the schools operating in those facilities.

      The first facility, currently housing two schools, has been leased for an 18-year term expiring in December 2016. The management agreement to operate in this facility expired in December 2001, however, the Company continues to lease the facility to the former client. The annual lease payment is approximately $1,000,000 per year through fiscal 2016.

      The second facility, currently housing two schools, has been leased for a 15-year term expiring in September 2013. The management agreement to operate in this facility expired in December 2002. The annual lease payment is $782,400 through fiscal 2007 and increases to $932,400 for fiscal 2008 through fiscal 2013.

      The third facility, currently housing one school, has been leased for a 20-year term expiring in June 2020. The management agreement to operate in this facility expires in June 2003. The annual lease payment is $36,000 through fiscal 2020.

      The fourth facility, currently housing two schools, has been leased for a 20-year term expiring in November 2020. The management agreement to operate in this facility expires in June 2005. The annual lease payment is $362,000 per year and increases by 9% in fiscal 2006, 2011 and 2016 resulting in a final year's annual rent of $468,800.

      The fifth facility, currently housing two schools, has been leased for a 20-year term expiring in June 2020. The management agreement to operate in this facility expires in June 2005. The annual lease payment is $689,760 through fiscal 2004 and increases to $877,860 for fiscal 2005 through fiscal 2010 and increases to $1,065,960 for fiscal 2011 through fiscal 2020.

      The Company's lease obligations noted above all exceed the length of the initial management agreement. In the event that the management agreements are not renewed, the Company would be obligated to continue paying rent on the facilities.

FUNDRAISING AGREEMENTS

      Effective June 23, 2000, the Company entered into an agreement (the "Fundraising Agreement") with Alliance Community Schools ("ACS"), an entity that holds charters for the two schools managed by the Company in Ohio, pursuant to which the Company agreed to work together with ACS to raise $4.0 million in capital donations on behalf of ACS. Under the Fundraising Agreement, as amended, the Company is required to transfer its interest in Alliance-Edison, $3.5 million included in other assets at June 30, 2001, to ACS for $1 if (i) ACS raises $2.0 million by June 30, 2002 and (ii) if (a) the Company fails either to raise or contribute $405,000 from sources outside of the Dayton, Ohio area by December 31, 2001, or (b) the Company fails to raise or contribute a total of $2.0 million by June 30, 2002. On June 7, 2002, the Company contributed $2.0 million in fulfillment of its obligation. The Company will amortize this contribution over the remaining life of the contract (2 years) with ACS, as a reduction of revenue in accordance with EITF 01-09.

      The Company has entered into an agreement with one of its clients whereby it committed to raise $10.5 million in unrestricted philanthropic funds, to be contributed over a two-year period ending June 30, 2003. The funds are to be used for schools the Company manages and are to be expended on agreed upon costs including school facility, technology, curriculum material, etc. To date the Company has obtained commitments from two philanthropic organizations to contribute approximately $3.9 million and commitments from two senior Company officers for an additional $1.2 million. The Company will amortize its commitment, net of third party donations received, over the contract life (5 years) as a reduction in revenue in accordance with EITF 01-09. Contributions received from senior officers will serve to reduce the Company's obligation and be credited to additional paid-in capital.

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


EMPLOYMENT AGREEMENTS


         The Company has entered into employment agreements with certain of its executives. Such agreements may be terminated by either the executive or the Company at any time and provide, among other things, certain termination benefits. As of June 30, 2002, the aggregate termination benefits of the executives and certain other employees approximated $2.5 million.

         Additionally, the Company has a severance arrangement with its Chairman that provides for the Chairman to terminate his employment for good reason, including not being reappointed to the position of Chairman except for his death, disability, or terminated for cause. Included in accrued expenses at June 30, 2001 and 2002 is approximately $3.2 million related to this severance arrangement.

GUARANTEES

         The Company has guaranteed certain debt obligations of charter school boards with which it has management agreements. As of June 30, 2002, the Company had provided guarantees totaling approximately $20.9 million. These debt obligations mature from November 2003 to November 2005.

         As of June 30, 2002, the debt obligations of the charter school boards are current. Under the guarantor agreements, the Company is also required to maintain minimum cash balances that may increase under certain circumstances, as well as satisfy certain financial reporting covenants. The Company was not in compliance with a financial covenant under a guarantee of a charter school board debt obligation with an outstanding balance of approximately $2.5 million at June 30, 2002. The Company is in discussions with the lender to resolve this matter.


LITIGATION

         Between May 15, 2002 and July 3, 2002, ten class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. These lawsuits are largely identical and each alleges that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They seek an unspecified amount of compensatory damages, costs and expenses related to bringing the actions, and in a few instances, injunctive relief. Plaintiffs allege that Edison's public disclosures from November 1999 to March 2002 regarding its financial condition were materially false and misleading because the Company allegedly improperly inflated its total revenues by including certain payments, including payments for teacher salaries, that were paid directly to third parties by local school districts and charter school boards that contracted with the Company. Several of the lawsuits also mention two restatements of the Company's financial statements, one regarding a warrant purchased in 1998 by a philanthropic organization and the other regarding a severance agreement between the Company and one of its senior officers, made by the Company as a result of the May 14, 2002 cease-and-desist order. In July 2002, several plaintiffs filed motions to be appointed lead plaintiff and also moved to consolidate the ten lawsuits in one action. There has been no ruling by the court on these motions. The Company believes that it has strong defenses to the claims raised by these lawsuits, however the outcome of this Litigation cannot be determined at this time. If the Company were not to prevail, the amounts involved could be material to the financial position, results of operations and cash flows of the Company.

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The Company is also involved in various legal proceedings from time to time incidental to the conduct of its business. For example, we are currently involved in lawsuits filed in Dallas, Texas, Baltimore, Maryland, Peoria, Illinois and Las Vegas, Nevada questioning the authority of these school districts to enter into management agreements with the Company. In addition, the school district of York, Pennsylvania has appealed the decision of the state charter-granting authority to grant a charter to one of the Company's customers. We currently believe that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

18.   CONCENTRATION OF CREDIT RISK

      Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents, notes receivable and advances to charter schools, and accounts receivable. The Company manages its credit risk by maintaining cash and cash equivalents with financial institutions that it believes are financially sound and through the contractual arrangements that it has entered into with each district and charter school.

      Accounts receivable consist of primarily short-term and long-term receivables from various district and charter schools. Credit risk is affected by changing conditions within the economy of individual states and school districts in which the Company operates. Uncollectible accounts have been isolated and not significant to date; as a result, an allowance for doubtful accounts is not deemed necessary at this time. The Company will establish an allowance for doubtful accounts when it has determined that factors surrounding the credit risk of specific customers, historical trends and other information so warrant.

      Notes receivable from charter schools are both short-term and long-term. Credit risk associated with those amounts is affected not only by the economy of individual states and school districts in which the charter school operates, but on the continued existence of charter school laws. The Company has established an allowance for loan losses based upon its assessment of the credit risk of the specific charter schools, recent trends and other information.

19.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized unaudited quarterly data for the years ended June 30, 2002 and 2001 are as follows (dollars in thousands, except for per share amounts):

                                                 QUARTER
                           -------------------------------------------------------
2002                          FIRST         SECOND          THIRD         FOURTH
                           ----------     ---------      ----------     ----------
Net revenue ..........     $  89,745      $ 115,637      $ 121,904      $ 137,772
Gross site
contribution .........         9,373         19,726         21,749         24,070

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Loss from operations .       (13,344)       (10,538)        (5,745)       (47,112)
Net loss .............       (12,672)       (11,661)       (12,783)       (48,924)
Loss per common share
     Basic and diluted         (0.24)         (0.22)         (0.24)         (0.91)


                                                                              QUARTER
                                ----------------------------------------------------------------------------
2001                                     FIRST                     SECOND                     THIRD
                                         -----                     ------                     -----
                                   As           As           As            As           As           As
                                Reported      Restated*   Reported      Restated*    Reported      Restated*
                                --------      --------    --------      --------     --------      --------
Net revenue ...............     $ 60,299     $ 60,299     $ 95,538     $ 95,538     $ 92,815     $ 92,815
Cross site contribution....        3,184        3,184       16,983       16,983       18,083       18,083
Loss from operations             (20,808)     (27,014)      (4,067)      (3,886)      (6,616)       1,540
Net loss ..................      (20,108)     (26,495)      (3,191)      (3,191)      (5,982)       1,997
Loss per common Share basic
and Diluted ...............        (0.43)       (0.57)       (0.06)       (0.06)       (0.13)        0.04




                                       QUARTER
                               ----------------------------
                                        FOURTH
                                        ------
                                  As                As
                                Reported         Restated*
                                --------         --------
Net revenue ...............     $101,856      $101,856
Cross site contribution....       21,058        21,058
Loss from operations              (9,541)      (11,418)
Net loss ..................       (8,799)      (10,823)
Loss per common Share basic
and Diluted                        (0.17)        (0.21)

--------------
* Restated data for fiscal 2001 reflects the quarterly impact of the restatement discussed in Note 3.

20.   SUBSEQUENT EVENTS

      On July 31, 2002, the revolving credit agreement with MLMCI was amended to add School Services as an additional lender and MLMCI as agent of the lenders, increase the line to $55.0 million, and extend the term of the agreement and the line of credit provided thereunder to June 30, 2003. The agreement and the line of credit were subsequently extended to July 15, 2003. The interest rate under the amended credit facility was increased to LIBOR plus 7% or Prime plus 4.5% at the Company's option.

      In addition, the Company separately entered into a Credit and Security Agreement, dated as of July 31, 2002, with School Services, pursuant to which the Company has the right to borrow up to $20.0 million, at an interest rate set at 12.0 percent per annum. The Company borrowed $250,000 on July 31, 2002 under this facility. The facility will also be reduced by the amount of certain fees and costs which the Company has agreed to pay School Services and its affiliates. This facility is collateralized by certain real property owned by the Company and certain of its subsidiaries, notes payable from charter schools and other debtors of the Company and substantially all other assets of the Company. This facility matures on June 30, 2004 but has significant prepayment obligations tied to refinancings of notes receivable from charter schools and such other debtors and to any sale or transfer of any such real property. The agreement requires the Company to observe certain financial covenants and restrictions including minimum consolidated tangible net worth, a maximum consolidated debt to equity ratio and a minimum EBITDA requirement for fiscal 2003.

      In connection with the establishment of the credit facilities described above, the Company also issued warrants for the purchase of up to an aggregate of 10,710,973 shares of class A common stock of the Company, which equals 16.6% of the total outstanding shares of common stock of the Company, including the shares issuable upon exercise of the warrants. The warrants have an exercise price of $1.00 per share and are exercisable at any time following their issuance and prior to July 31, 2007.

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER       DESCRIPTION
   ------       -----------
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

   10.2**#      1999 Stock Option Plan.

   10.3**#      1999 Key Stock Incentive Plan

   10.4**#      1999 Stock Incentive Plan

   10.5** Amended Warrant Purchase Agreement, dated as of June 1, 1998, between the Registrant and the D2F2 Foundation

   10.6**# Letter Agreement, dated as of June 20, 2000, between the Registrant and Benno C. Schmidt, Jr.

   10.6.1# Letter Agreement, dated May 8, 2002, between the Registrant and Benno C. Schmidt, Jr.

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

   10.12**# Management Agreement, dated as of March 14, 1995, between the Registrant and WSI Inc., as amended on November 15, 1996, March 1, 1997 and December 31, 1997

   10.13**# Promissory note, dated as of June 5, 1992, from Benno C. Schmidt, Jr. to the Registrant.

   10.14**# Promissory note, dated as of January 23, 1996, from Benno C. Schmidt, Jr. to the Registrant

   10.15**# Allonges, dated as of October 4, 1999, to promissory notes, dated as of June 5, 1992 and January 23, 1996, from Benno C. Schmidt, Jr. to the Registrant

   10.15.1 Allonges, dated as of February 13, 2002, to promissory notes, dated as of June 5, 1992 and January 23, 1996, from Benno C. Schmidt, Jr. to the Registrant is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2001.

   10.15.2 Allonges, dated as of June 28, 2002, to promissory notes, dated as of June 5, 1992 and January 23, 1996, from Benno C. Schmidt, Jr. to the Registrant.

   10.16**# Form of Letter Agreement between the Registrant and H. Christopher Whittle

   EXHIBIT
   NUMBER       DESCRIPTION
   ------       -----------

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

   10.23*# Promissory note, dated April 13, 2000, from H. Christopher Whittle to the Registrant

   10.24* Contract of Sale, dated as of January 11, 2000, between the Registrant and Castle Senior Living, LLC

   10.25* Letter of Intent, dated as of June 8, 2000, between the Registrant and IBM

   10.26* License Agreement, dated as of June 12, 2000, between the Registrant and IBM

   10.27* Term Lease Master Agreement, dated as of May 1, 2000, between the Registrant and Global Lyceum, Inc.

   10.28*# Promissory Note dated as of June 9, 2000 from Manuel J. Rivera to the Registrant

   10.29*** Fundraising Agreement, dated as of June 23, 2000, between the Registrant and Alliance Facilities Management, Inc

   10.30***     Master Development Agreement between the Registrant and
                Ksixteen LLC

   10.31*** Master Agreement to Lease Equipment, dated as of June 30, 2000, between the Registrant and Cisco

   10.32***     Limited Liability Company Operating Agreement of Alliance
                Edison LLC

   10.33*** Promissory Note, dated as of July 21, 2000, issued by the Registrant in the name of Alliance Edison LLC

   10.34*** Payment Guaranty, dated as of July 21, 2000, between the Registrant and Keybank National Association

   10.35 Amended and Restated Purchase and Contribution Agreement, dated as of July 31, 2002, between Edison Schools Inc., as Seller and Servicer, and Edison Receivables Company LLC, as Buyer

   EXHIBIT
   NUMBER       DESCRIPTION
   ------       -----------
   10.36        Amended and Restated Credit and Security Agreement, dated as of July 31, 2002, among Edison Receivables Company LLC, as
                Borrower, School Services LLC and Merrill Lynch Mortgage
                Capital Inc., as Lenders, and Merrill Lynch Mortgage Capital
                Inc., as Agent

   10.37 Pledge Agreement, dated as of July 31, 2002, made by Edison Schools Inc., in favor of Edison Receivables Company LLC

   10.38 Agreement of Issuance, dated as of July 31, 2002, between Edison Schools Inc. and Edison Receivables Company LLC

   10.39 Warrant Agreement, for 2,152,959 shares of class A common stock, dated as of July 31, 2002, between Edison Schools Inc. and Merrill Lynch Mortgage Capital Inc.

   10.40 Warrant, for 2,152,959 shares of class A common stock, dated as of July 31, 2002, issued by Edison Schools Inc. to Merrill Lynch Mortgage Capital Inc.

   10.41 Warrant Agreement, for 478,435 shares of class A common stock, dated as of July 31, 2002, between Edison Schools Inc.
                and School Services LLC

   10.42 Warrant, for 478,435 shares of class A common stock, dated as of July 31, 2002, issued by Edison Schools Inc. to School Services LLC

   10.43 Warrant Agreement, for 8, 079,579 shares of class A common stock, dated as of July 31, 2002, between Edison Schools Inc. and School Services LLC

   10.44 Warrant, for 8, 079,579 shares of class A common stock, dated as of July 31, 2002, issued by Edison Schools Inc. to School Services LLC

   10.45 Credit and Security Agreement, dated as of July 31, 2002, by and between School Services LLC, Edison Schools Inc., 110th and 5th Associates, LLC and Bayard Rustin Charter School, LLC

   10.46 Pledge Agreement, dated as of July 31, 2002, made by Edison Schools Inc. in favor of School Services LLC

   10.47 Guaranty, dated as of July 31, 2002, made by 110th and 5th Associates, LLC in favor of School Services LLC

   10.48 Guaranty, dated as of July 31, 2002, made by Bayard Rustin Charter School, LLC in favor of School Services LLC

   10.49# Employment Agreement, dated as of September 30, 2002, between the Registrant and Charles Delaney.

   10.50 Letter Agreement, dated as of December 18, 2002, between the Registrant and H. Christopher Whittle is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2001.

   10.51 Purchase and Contribution Agreement, dated October 31, 2001, between the Company and Edison Receivables Company LLC is incorporated herein by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

   10.52 Credit and Security Agreement, dated October 31, 2001, between Edison Receivables Company LLC and Merrill Lynch Mortgage Capital Inc. is incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

   10.53 Letter Agreement, dated September 30, 2002, between the Registrant, Merrill Lynch Mortgage Capital Inc. and School Services LLC.

   21           Subsidiaries of the Registrant

   23.1         Consent of PricewaterhouseCoopers LLP

   27.  FINANCIAL DATA SCHEDULE

   99.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-39516).
    ** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-84177).
    *** Incorporated by reference for the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 000-27817).
    # Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.