Form 10-K/A
period 2002-06-30
EDISON SCHOOLS INC
filed 2002-10-02
CIK 1089567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                                EXPLANATORY NOTE

      This Annual Report on Form 10-K/A is being filed by Edison Schools Inc. for the sole purpose of correcting certain typographical and formatting errors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (the "10-K") and filling in data that was inadvertently omitted in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Management Agreements: Renewals and Terminations." This Annual Report on Form 10-K/A is substantially identical to the 10-K in all other respects.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 2002 are incorporated by reference into Part III of this Form 10-K/A. Unless the context otherwise requires, in this Form 10-K/A, the terms "we," "our," the "Company" and "Edison" refer to Edison Schools Inc. and its subsidiaries.

                               EDISON SCHOOLS INC.

                          ANNUAL REPORT ON FORM 10-K/A
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

  PART I                                                            PAGE
                                                                    ----
  Item 1.    -  Business..........................................     4
  Item 2.    -  Properties .......................................    21
  Item 3.    -  Legal Proceedings.................................    21
  Item 4.    -  Submission of Matters to a Vote of Security Holders   22
             -  Executive Officers and Directors of the Registrant    23

  PART II                                                           PAGE
                                                                    ----
  Item 5.    -  Market for Registrant's Common Equity and Related
                Stockholder Matters................................   25
  Item 6.    -  Selected Financial Data............................   26
  Item 7.    -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations................   27
  Item 7A.   -  Quantitative and Qualitative Disclosures About
                Market Risk .......................................   50
  Item 8.    -  Financial Statements and Supplementary Data........   51
  Item 9.    -  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure................   51


  PART III                                                           PAGE
                                                                     ----
  Item 10.   -  Directors and Executive Officers of the Registrant    52
  Item 11.   -  Executive Compensation............................    52
  Item 12.   -  Security Ownership of Certain Beneficial Owners and
                Management........................................    52
  Item 13.   -  Certain Relationships and Related Transactions....    52

  PART IV                                                            PAGE
                                                                     ----
  Item 14.   -  Exhibits, Financial Statements and Reports on
                Form 8-K ........................................     53

  SIGNATURES.....................................................     54

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

         - In the 2000-2001 school year, Edison schools improved on their historical rate of gain. On criterion - referenced tests - the most common tests in Edison schools - the average gain was seven percentage points, one point higher than the average gain from 1995 to 2001. On norm-referenced tests - the accountability measure in roughly a third of Edison schools - the rate of gain held steady at five percentiles.

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

ITEM 3.  LEGAL PROCEEDINGS

         Class Action Lawsuits under the Federal Securities Laws. Between May 15, 2002 and July 3, 2002, ten class action lawsuits were filed against Edison and certain of its officers and directors in the United States District Court for the Southern District of New York. The ten lawsuits are captioned (1) Dively
v. Edison Schools, Inc., Civ. Action No. 02-CV-3692; (2) Barry v. Edison Schools, Inc., Civ. Action No. 02-CV-3704; (3) Devine v. Edison Schools, Inc., Civ. Action No. 02-CV-3726; (4) Cooper v. Edison Schools, Inc., Civ. Action No. 02-CV-3828; (5) Neuenfeldt v. Edison Schools, Inc., Civ. Action No. 02-CV-3912;
(6) Berman v. Edison Schools, Inc., Civ. Action No. 02-CV-4269; (7) Minich v. Edison Schools, Inc., Civ. Action No. 02-CV-4410; (8) Vanlaere v. Edison Schools, Inc., Civ. Action No. 02-CV-4692; (9) Seiden v. Edison Schools, Inc., Civ. Action No. 02-CV-5078; and (10) Grace v. Edison Schools, Inc., Civ. Action No. 02-CV-5198. The Barry, Devine and Seiden lawsuits name as an additional defendant PricewaterhouseCoopers LLP. The Grace lawsuit names as additional defendants Merrill Lynch & Co., Inc., Banc of America Securities LLC, Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Corp. and J.P. Morgan Securities Inc. These lawsuits are largely identical and each alleges that Edison and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They seek an unspecified amount of compensatory damages, costs and expenses related to bringing the actions, and in a few instances, injunctive relief. Plaintiffs allege that Edison's public disclosures from November 1999 to March 2002 regarding its financial condition were materially false and misleading because Edison allegedly improperly inflated its total revenues by including certain payments, including payments for teacher salaries, that were paid directly to third parties by local school districts and charter school boards that contracted with Edison. Each of the lawsuits references the May 14, 2002, cease-and-desist order issued by the United States Securities and Exchange Commission on consent against Edison. Several of the lawsuits also mention two restatements of Edison's financial statements, one regarding a warrant purchased in 1998 by a philanthropic organization and the other regarding a severance agreement between Edison and one of its senior officers, made by Edison as a result of the May 14, 2002 cease-and-desist order. The Grace lawsuit also contains an allegation that Edison, certain of its officers and directors, and the investment banks that underwrote Edison's November 1999 offering of class A common stock violated Sections 11 and 15 of the

Securities Act of 1933 by issuing a prospectus containing untrue statements of material fact or omissions of material fact, regarding Edison's financial condition and its inclusion in its stated revenue of certain payments made directly to third parties by local school districts and charter school boards that contracted with Edison. In July 2002, several plaintiffs filed motions to be appointed lead plaintiff and also moved to consolidate the ten lawsuits in one action. To date, there has been no ruling by the court on these motions. Edison believes that it has strong defenses to the claims raised by these lawsuits. However, if Edison were not to prevail, the amounts involved could be material to Edison.

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

      EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

      Our executive officers and directors, and their ages as of September 20, 2002, are as follows:

NAME                                    AGE     POSITION
----                                    ---     --------
H. Christopher Whittle...............   55      Chief Executive Officer and
                                                Director

Benno C. Schmidt, Jr.................   60      Chairman of the Board of Directors

Christopher D. Cerf..................   47      President, Chief Operating Officer
                                                and Director

Charles J. Delaney...................   42      Vice Chairman and Director

Christopher J. Scarlata..............   33      Chief Financial Officer and Executive
                                                Vice President

John E. Chubb, Ph.D..................   48      Chief Education Officer and
                                                Executive Vice President

Reverend Floyd H. Flake..............   57      Director

Joan Ganz Cooney.....................   72      Director

Timothy P. Shriver...................   43      Director

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

      Charles J. Delaney has served as our Vice Chairman since July 2002 and as a director since July 1999. Prior to joining Edison, Mr. Delaney was the President of UBS Capital Americas, which is the manager for two private equity funds that make investments in the U.S. and Latin America, from January 2000 through June 2002. Mr. Delaney served as President of UBS Capital or its predecessor companies from May 1989 to June 2002. UBS Capital Americas and UBS Capital LLC are affiliated with UBS AG.

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

      In addition, termination of a management agreement may occur prior to its expiration date for a variety of reasons. Six management agreements covering 37 of the schools we are operating for the 2002-2003 school year are terminable by the school district or charter board at will, with or without good reason. Moreover, all of our management agreements may be terminated for cause, including in some cases a failure to meet specified educational standards, such as academic performance based on standardized test scores. In addition, as a result of payment disputes or changes within a school district, such as changes in the political climate, from time to time we face pressure to permit a school district or charter board to terminate our management agreement even if they do not have a legal right to do so. We may also seek the early termination of, or not seek to renew, a limited number of management agreements in any year. Six management agreements covering 13 schools, three due to expire at the end of the 2002-2003 school year, one at the end of the 2003-2004 school year, one at the end of the 2004-2005 school year, and one at the end of the 2005-2006 school year were terminated at the end of the 2001-2002 school year. In addition, under a management agreement expiring at the end of the 2004-2005 school year, the number of schools managed was reduced from four to two during the 2001-2002 school year. It is likely that each year some management agreements will expire unrenewed or be terminated prior to expiration.

      Management agreements representing 22 schools, accounting for 12.8% of gross student funding for fiscal 2002, will expire at the end of the 2002-2003 school year, and agreements representing 22 schools, accounting for 13.3% of gross student funding for fiscal 2002, will expire at the end of the 2003-2004 school year. With regard to one of these agreements covering two schools, we have been informed that the board will not renew the agreement when it expires in June 2003. Additionally, we have received formal notice that a management agreement covering seven schools and due to expire at the end of the 2004-2005 school year will be terminated at the end of the 2002-2003 school year.

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

      Additionally, on July 31, 2002 the Company entered into a two-year Credit and Security Agreement (the "New Credit Facility") with School Services, which provides for a term loan in the amount of $10.0 million, collateralized by property held by 110th and 5th Associates, LLC, a wholly owned subsidiary of the Company, and a revolving loan not to exceed $10.0 million, collateralized by all the Company's assets other than the property collateralizing the term loan. Interest on both the term and revolving loans was set at 12.0% per annum. The Company borrowed $250,000 on July 31, 2002 under the New Credit Facility. The facility will be reduced by the amount of certain fees and costs which the Company has agreed to pay School Services and its affiliates, aggregating approximately $2.8 million. Additionally, we agreed to pay a fee of $1.6 million at loan maturity or the earlier prepayment of the term loan component of the facility. This facility is secured by certain real property owned by the Company and certain of its subsidiaries, notes payable from charter schools and other debtors of the Company and all other assets of the Company generally, other than accounts receivable sold to Edison Receivables. This facility matures on June 30, 2004. However, the loan commitment is to be reduced by an agreed upon percentage of the net proceeds of any refinancing paid to the Company. The agreement requires the Company to observe certain financial covenants and restrictions including a minimum consolidated tangible net worth, a maximum consolidated debt to equity ratio and a minimum EBITDA requirement for fiscal 2003.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORMS 8-K

(a)  The following documents are filed as part of this Form 10-K:

     1. Financial Statements. The following consolidated financial statements of Edison Schools Inc. are filed as part of this Form 10-K on the pages indicated:

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
         Report of Independent Accountants........................           55
         Consolidated Balance Sheets as of June 30, 2001
            (restated) and 2002 ..................................           56
         Consolidated Statements of Operations for the years
            ended June 30, 2000 (restated), 2001 (restated),
            and 2002..............................................           57
         Consolidated Statements of Changes in Stockholders'
            Equity for the years ended June 30, 2000 (restated),
            2001 (restated) and 2002..............................           58
         Consolidated Statements of Cash Flows for the years
            ended June 30, 2000 (restated), 2001 (restated) and
            2002..................................................           59
         Notes to Consolidated Financial Statements ..............           60


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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of October, 2002.


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

      Of the approximately $80.9 million in notes receivable, net at June 30, 2002, approximately $61.1 million was collateralized and the remaining balance of $19.8 million was uncollateralized and, in some cases, subordinated to other senior debt. Although the Company intends to refinance these notes, should the Company be required to foreclose on the collateral to these notes, it may not be able to liquidate such collateral for proceeds sufficient to cover the notes.

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
                                                          ===========


      Additionally, the Company expects to receive payment on certain outstanding loans as a result of third party refinancing, although there is no guarantee that the charter boards will be able to obtain such refinancing. The Company expects to make additional loans approximating $3.8 million for commitments to a charter board client during fiscal 2003.

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

      As of June 30, 2001 and 2002, other assets include approximately $10.1 million and $10.6 million of purchased land held for sale.

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
                                                                                         =========

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                 JUNE 30,
                                      ----------------------------
                                         2001              2002
                                      -----------     ------------
Compensation and related benefits     $25,658,847     $34,502,426

Taxes other than income .........       1,965,057       2,002,577

Philanthropy contribution........              --       6,500,000
Other ...........................       2,179,811       7,551,573
                                      -----------     -----------

   Total accrued expenses .......     $29,803,715     $50,556,576
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

STOCKHOLDERS' NOTES PAYABLE

      Certain stockholders were issued promissory notes dated December 18, 1997 for $4,407,903 and January 1, 1998 for $592,097 (see Note 13). In addition, as part of the private placement (see Note 13), the Company issued to stockholders, promissory notes dated December 30, 1997 for $611,025, January 28, 1998 for $61,130, August 24, 1998 for $487,844 and December 14, 1998 for $450,595. The
principal for each of the notes is payable on the tenth anniversary of the dates of issuance. Each note bears interest at 7% per annum, of which 50% is payable at maturity and the balance payable each April 1, starting in fiscal 1999 and thereafter. For the years ended June 30, 2000, 2001 and 2002, interest expense under the notes amounted to $502,781, $502,924, and $520,269, respectively. Included in other liabilities at June 30, 2001 and 2002 is interest payable under the notes of $825,492 and $1,084,676, respectively.

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

      Had compensation cost for the Company's stock option issuances been determined based on the fair value at the grant date for awards in each of the three years ended June 30, 2000, 2001 and 2002 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                            YEARS ENDED JUNE 30,
                                             ----------------------------------------------
                                                 2000             2001             2002
                                            --- ----------    ------------     ------------
  Net loss - as reported.................    $(50,629,843)    $(38,511,724)    $(86,039,852)

  Net loss - pro forma basis.............    $(52,552,660)    $(38,917,336)    $(92,609,642)

  Basic and diluted net loss per share - as  $     (1.83)     $     (0.80)     $      (1.61)
  reported...............................

  Basic net loss per share - pro forma basis $     (1.90)     $     (0.81)     $      (1.73)

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

      The second facility, currently housing two schools, has been leased for a 15-year term expiring in September 2013. The management agreement to operate in this facility expired in June 2002. The annual lease payment is $782,400 through fiscal 2007 and increases to $932,400 for fiscal 2008 through fiscal 2013.

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

19.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized unaudited quarterly data for the years ended June 30, 2002 and 2001 are as follows (dollars in thousands, except for per share amounts):

                                                 QUARTER
                           -------------------------------------------------------
2002                          FIRST         SECOND          THIRD         FOURTH
                           ----------     ---------      ----------     ----------
Net revenue ..........     $  89,745      $ 115,637      $ 121,904      $ 137,772
Gross site
contribution .........         9,373         19,726         21,749         24,070

                               EDISON SCHOOLS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Loss from operations .       (13,344)       (10,538)        (5,745)       (47,112)
Net loss .............       (12,672)       (11,661)       (12,783)       (48,924)
Loss per common share
     Basic and diluted         (0.24)         (0.22)         (0.24)         (0.91)


                                                                              QUARTER
                                ----------------------------------------------------------------------------
2001                                     FIRST                     SECOND                     THIRD
                                         -----                     ------                     -----
                                   As           As           As            As           As           As
                                Reported      Restated*   Reported      Restated*    Reported      Restated*
                                --------      --------    --------      --------     --------      --------
Net revenue ...............     $ 60,299     $ 60,299     $ 95,538     $ 95,538     $ 92,815     $ 92,815
Gross site contribution....        3,184        3,184       16,983       16,983       18,083       18,083
Loss from operations             (20,808)     (27,014)      (4,067)      (3,886)      (6,616)       1,540
Net loss ..................      (20,108)     (26,495)      (3,191)      (3,191)      (5,982)       1,997
Loss per common Share basic
and Diluted ...............        (0.43)       (0.57)       (0.06)       (0.06)       (0.13)        0.04




                                       QUARTER
                               ----------------------------
                                        FOURTH
                                        ------
                                  As                As
                                Reported         Restated*
                                --------         --------
Net revenue ...............     $101,856      $101,856
Gross site contribution....       21,058        21,058
Loss from operations              (9,541)      (11,418)
Net loss ..................       (8,799)      (10,823)
Loss per common Share basic
and Diluted                        (0.17)        (0.21)

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

   10.14**# Promissory note, dated as of January 23, 1996, from Benno C. Schmidt, Jr. to the Registrant

   10.15**# Allonges, dated as of October 4, 1999, to promissory notes, dated as of June 5, 1992 and January 23, 1996, from Benno C. Schmidt, Jr. to the Registrant

   10.15.1****  Allonges, dated as of February 13, 2002, to promissory notes, dated as of June 5, 1992 and January 23, 1996, from Benno C. Schmidt, Jr. to the Registrant is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2001.

   10.15.2****  Allonges, dated as of June 28, 2002, to promissory notes, dated as of June 5, 1992 and January 23, 1996, from Benno C. Schmidt, Jr. to the Registrant.

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

   10.31*** Master Agreement to Lease Equipment, dated as of June 30, 2000, between the Registrant and Cisco

   10.32***     Limited Liability Company Operating Agreement of Alliance
                Edison LLC

   10.33*** Promissory Note, dated as of July 21, 2000, issued by the Registrant in the name of Alliance Edison LLC

   10.34*** Payment Guaranty, dated as of July 21, 2000, between the Registrant and Keybank National Association

   10.35****    Amended and Restated Purchase and Contribution Agreement,
                dated as of July 31, 2002, between Edison Schools Inc., as
                Seller and Servicer, and Edison Receivables Company LLC, as
                Buyer

   EXHIBIT
   NUMBER       DESCRIPTION
   ------       -----------
   10.36****    Amended and Restated Credit and Security Agreement, dated as of July 31, 2002, among Edison Receivables Company LLC, as
                Borrower, School Services LLC and Merrill Lynch Mortgage
                Capital Inc., as Lenders, and Merrill Lynch Mortgage Capital
                Inc., as Agent

   10.37****    Pledge Agreement, dated as of July 31, 2002, made by Edison
                Schools Inc., in favor of Edison Receivables Company LLC

   10.38****    Agreement of Issuance, dated as of July 31, 2002, between
                Edison Schools Inc. and Edison Receivables Company LLC

   10.39****    Warrant Agreement, for 2,152,959 shares of class A common
                stock, dated as of July 31, 2002, between Edison Schools Inc.
                and Merrill Lynch Mortgage Capital Inc.

   10.40****    Warrant, for 2,152,959 shares of class A common stock, dated as of July 31, 2002, issued by Edison Schools Inc. to Merrill
                Lynch Mortgage Capital Inc.

   10.41****    Warrant Agreement, for 478,435 shares of class A common stock, dated as of July 31, 2002, between Edison Schools Inc.
                and School Services LLC

   10.42****    Warrant, for 478,435 shares of class A common stock, dated as of July 31, 2002, issued by Edison Schools Inc. to School
                Services LLC

   10.43****    Warrant Agreement, for 8,079,579 shares of class A common
                stock, dated as of July 31, 2002, between Edison Schools Inc.
                and School Services LLC

   10.44****    Warrant, for 8,079,579 shares of class A common stock, dated as of July 31, 2002, issued by Edison Schools Inc. to School
                Services LLC

   10.45****    Credit and Security Agreement, dated as of July 31, 2002, by and between School Services LLC, Edison Schools Inc., 110th and 5th Associates, LLC and Bayard Rustin Charter School, LLC

   10.46****    Pledge Agreement, dated as of July 31, 2002, made by Edison
                Schools Inc. in favor of School Services LLC

   10.47****    Guaranty, dated as of July 31, 2002, made by 110th and 5th
                Associates, LLC in favor of School Services LLC

   10.48****    Guaranty, dated as of July 31, 2002, made by Bayard Rustin
                Charter School, LLC in favor of School Services LLC

   10.49****#   Employment Agreement, dated as of September 30, 2002, between the Registrant and Charles Delaney.

   10.50****    Letter Agreement, dated as of December 18, 2002, between the
                Registrant and H. Christopher Whittle is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2001.

   10.51****    Purchase and Contribution Agreement, dated October 31, 2001, between the Company and Edison Receivables Company LLC is incorporated herein by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the period ended
                September 30, 2001.

   10.52****    Credit and Security Agreement, dated October 31, 2001, between
                Edison Receivables Company LLC and Merrill Lynch Mortgage
                Capital Inc. is incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

   10.53****    Letter Agreement, dated September 30, 2002, between the
                Registrant, Merrill Lynch Mortgage Capital Inc. and School
                Services LLC.

   21****       Subsidiaries of the Registrant

   23.1         Consent of PricewaterhouseCoopers LLP

   99.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-39516).
    ** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-84177).
    *** Incorporated by reference for the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 000-27817).
   **** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2002.
    # Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.