Form 10-Q/A
period 2001-09-30
EDISON SCHOOLS INC
filed 2002-11-14
CIK 1089567

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                EXPLANATORY NOTE


         The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Edison Schools Inc. (the "Company") for the quarter ended September 30, 2001 is to restate the Company's fiscal quarter and to modify related disclosures for restatements to correspond with those that have been filed in the Company's Amended Annual Reports on Form 10-K/A for the fiscal years ended June 30, 2001 and 2002; SEE NOTE 3.

         The Company has amended and restated in its entirety each item of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 that has been affected by the restatements. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures (including disclosures relating to risks, uncertainties and other factors that may affect the Company's future performance) in any way, except as required to reflect the effects of the restatements.

         For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Additional Risk Factors That May Affect Future Results " included in Item 7 of Part II of the Company's Annual Report on Form 10-K/A for the year ended June 30, 2002. Please also see the Company's Annual Report on Form 10-K/A for the year ended June 30, 2002 for changes to the Company's revenue recognition policy made as a result of recent accounting guidance.


                               EDISON SCHOOLS INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               EDISON SCHOOLS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   September 30,
                                                                                        2001
                                                                                    (Unaudited)      June 30,
                                                                                    (Restated)         2001
                                                                                   -------------    ---------
ASSETS:
Current assets:
   Cash and cash equivalents ...................................................     $  50,454      $  96,195
   Accounts receivable .........................................................        65,084         62,926
   Notes receivable ............................................................        16,535          7,762
   Other  receivables ..........................................................         5,026          8,751
   Other current assets ........................................................         5,554          3,068
                                                                                     ---------      ---------
      Total current assets .....................................................       142,653        178,702

Property and equipment, net ....................................................       123,966        119,231
Restricted cash ................................................................         9,635          8,524
Notes receivable, less current portion .........................................        61,696         53,812
Other  receivables, less current portion .......................................         4,198          4,456
Stockholder notes receivable ...................................................         2,967          2,936
Investment .....................................................................         8,025          7,768
Other assets ...................................................................        23,405         19,069
Goodwill .......................................................................        33,494             --
                                                                                     ---------      ---------

      Total assets .............................................................     $ 410,039      $ 394,498
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current portion of long term debt ...........................................     $  17,246      $  17,669
   Accounts payable ............................................................        25,292         19,498
   Accrued expenses ............................................................        31,221         29,803
                                                                                     ---------      ---------
      Total current liabilities ................................................        73,759         66,970

Long term debt, less current portion ...........................................        18,002         21,244
Stockholders' notes payable ....................................................         6,611          6,611
Other liabilities ..............................................................           889            826
                                                                                     ---------      ---------
      Total liabilities ........................................................        99,261         95,651
                                                                                     ---------      ---------

Minority interest in subsidiary ................................................           473            480
                                                                                     ---------      ---------

Common stock:
   Class A common, par value $.01; 150,000,000 shares authorized; 51,160,440 and 49,249,005 shares issued and outstanding at September 30, 2001 and
       June 30, 2001, respectively .............................................           511            492
   Class B common, par value $.01; 5,000,000 shares authorized; 2,180,972 and 2,433,126 shares issued and outstanding at September 30, 2001
       and June 30, 2001, respectively .........................................            22             24
Additional paid-in capital .....................................................       494,643        470,807
Unearned stock-based compensation ..............................................        (1,629)        (2,386)
Accumulated deficit ............................................................      (183,242)      (170,570)
                                                                                     ---------      ---------
      Total stockholders' equity ...............................................       310,305        298,367
                                                                                     ---------      ---------

      Total liabilities and stockholders' equity ...............................     $ 410,039      $ 394,498
                                                                                     =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                               EDISON SCHOOLS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (In thousands except per share amounts)

                                                                                   (Unaudited)
                                                                                2001          2000
                                                                             (Restated)    (Restated)
                                                                             ---------      --------
Net revenue ............................................................     $  97,267      $ 64,791

Education and operating expenses:
   Direct site expenses ................................................        87,704        61,417
   Administration, curriculum and development ..........................        11,127        18,323
   Preopening expenses .................................................         3,735         5,235
   Depreciation and amortization .......................................         8,045         6,831
                                                                             ---------      --------
      Total education and operating expenses ...........................       110,611        91,806
                                                                             ---------      --------

      Loss from operations .............................................       (13,344)      (27,015)

Other income (expense):
   Interest income .....................................................         2,252         2,333
   Interest expense ....................................................        (1,411)       (1,193)
   Other ...............................................................             6            19
                                                                             ---------      --------
      Total other ......................................................           847         1,159
                                                                             ---------      --------

      Loss from operations before provision for state and local taxes ..       (12,497)      (25,856)

Provision for state and local taxes ....................................          (175)         (639)
                                                                             ---------      --------

      Net loss .........................................................     $ (12,672)     $(26,495)
                                                                             =========      ========

Per common share data:
   Basic and diluted net loss per share ................................     $   (0.24)     $  (0.58)
                                                                             =========      ========
   Weighted average shares of common stock outstanding used
      in computing basic and diluted net loss per share ................        53,120        45,404
                                                                             =========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                               EDISON SCHOOLS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Dollars in thousands)

                                                                                            (Unaudited)
                                                                                        2001          2000
                                                                                     (Restated)    (Restated)
                                                                                      --------      --------
Cash flows from operating activities:
   Net loss .....................................................................     $(12,672)     $(26,495)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment ....................        7,710         6,012
     Amortization of other costs ................................................          310           205
     Stock-based compensation ...................................................       (5,338)        6,568
     Loss on disposal of property and equipment .................................           --            24
     Interest on notes receivable ...............................................       (1,258)         (231)
     Changes in working capital accounts, exclusive of effects of acquisitions ..       (8,139)       (3,534)
     Other ......................................................................           (6)          (42)
                                                                                      --------      --------
          Cash used in operating activities .....................................      (19,393)      (17,493)
                                                                                      --------      --------

Cash flows from investing activities:
   Additions to property and equipment ..........................................       (4,447)      (21,764)
   Proceeds from disposition of property and equipment, net .....................           --         1,074
   Proceeds from notes receivable and advances due from charter schools .........        2,134           379
   Notes receivable and advances due from charter schools .......................      (17,362)      (15,003)
   Investment in unconsolidated entity ..........................................           --           (35)
   Business acquisitions, net ...................................................          149            --
   Other assets .................................................................       (1,965)          852
                                                                                      --------      --------
          Cash used in investing activities .....................................      (21,491)      (34,497)
                                                                                      --------      --------

Cash flows from financing activities:
   Proceeds from issuance of stock and warrants .................................          526        78,858
   Costs in connection with equity financing ....................................           --        (1,282)
   Cash from minority investee ..................................................           --           550
   Proceeds from notes payable ..................................................           --         2,625
   Payments on notes payable and capital leases .................................       (4,745)       (3,261)
   Restricted cash ..............................................................         (638)       (2,130)
                                                                                      --------      --------
          Cash (used) provided by financing activities ..........................       (4,857)       75,360
                                                                                      --------      --------

Increase (decrease) in cash and cash equivalents ................................      (45,741)       23,370

Cash and cash equivalents at beginning of period ................................       96,195        52,644
                                                                                      --------      --------

Cash and cash equivalents at end of period ......................................     $ 50,454      $ 76,014
                                                                                      ========      ========

Supplemental disclosure of cash flow information:
          Cash paid during the period for:
          Interest ..............................................................     $  1,308      $  1,214
          Taxes .................................................................     $     23

Supplemental disclosure of non-cash investing and financing activities:
   Obligations assumed in connection with new contracts .........................     $  9,700      $  2,694
   Property and equipment acquired under capitalized lease obligations ..........     $  1,080
   Additions to property and equipment included in accounts payable .............     $  6,744      $ 21,433

  The accompanying notes are an integral part of these condensed consolidated financial statements

                               EDISON SCHOOLS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

      The unaudited condensed consolidated financial statements have been prepared by Edison Schools Inc. (the "Company") in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring items necessary to present fairly the financial position and results of operations have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2001.

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

3.  Restatement

      On May 14, 2002, Edison Schools concluded and resolved a confidential informal inquiry of its accounting practices and policies undertaken by the staff of the Securities and Exchange Commission ("SEC"). The SEC order agreed to by the Company in connection with the resolution of the informal inquiry does not result in the restatement of any revenue or operating results ("loss from operations and net loss") previously reported in the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Additionally, in connection with the SEC inquiry, the Company undertook a comprehensive review of its accounting and determined the need to restate the operating results for the first and third quarters of fiscal 2001 and to restate certain items of its balance sheet, to properly reflect certain liabilities and equity and to record compensation earned in fiscal years ended on or prior to June 30, 1998. Such matters have previously been discussed in detail in the Company's June 30, 2001 Annual Report on Form 10K/A. The Company additionally has made other reclassifications for fiscal 2001 to record certain previously unrecorded adjustments; these reclassifications are to reclassify expenses recorded within certain captions on the consolidated statements of operations to more appropriate captions on the consolidated statements of operations and have no impact to the net loss in any period.

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

      In 1992, the Company entered into an initial severance arrangement with Benno C. Schmidt, Jr. that required the Company to make a severance payment in the event he terminated his employment with the Company for any reason other than death. The Company has disclosed the material terms of the severance arrangement, including the amount of the severance payment, in its prior filings with the SEC. In the past, the Company accounted for this arrangement as a contingent liability and disclosed the amount in the footnotes to the Company's financial statements. The Company now believes that the full amount of the severance should have been accrued upon execution of the agreement. Accordingly, the net impact on the September 30, 2001 balance sheet to reflect this liability and decrease shareholders' equity was $3.2 million. The Company has not paid any amounts pursuant to this severance agreement and Mr. Schmidt remains employed by the Company.

      In 1998, the Company sold to the D2F2 Foundation, in exchange for aggregate cash proceeds of $2.5 million, a warrant to purchase approximately 1.9 million shares of Edison's common stock. The warrant proceeds were required to be used by Edison to provide services to selected schools, as approved from time to time by the D2F2 Foundation during the five years following the agreement's execution. The proceeds were properly recorded as restricted cash in the Company's financial statements. Under the terms of the warrant, if the full amount of the cash proceeds were not spent by Edison during the five-year period, Edison would be required to return unexpended amounts, and a pro rata portion of the warrant (or shares already issued under the warrant, if applicable) could be canceled or redeemed at Edison's option at their issuance price. The warrant was described in the Company's prior SEC filings. The Company now believes that the warrant proceeds should have been accounted for as a liability, rather than equity, on the Company's balance sheet in prior periods until the purchase price was no longer subject to return. As of September 30, 2001 Edison's restated balance sheet reflects this liability of $597,000. If the remaining restricted cash is used to provide approved services as expected, the remaining liability will be reclassified to equity.

      As previously discussed in the Company's June 30, 2002 Annual Report on Form 10-K/A, the Company determined the need to restate certain items of its balance sheet and statements of operations as of September 30, 2001 and for the three months ended September 30, 2000 and 2001, to properly reflect certain changes to shareholder notes receivable, stockholders' equity, interest income and compensation expense.

      In November 1999, the Company's CEO exercised options to purchase 725,000 shares of common stock at $3.00 per share through the issuance of a promissory note for $2,175,000. In addition, the Company loaned $4,445,700 in November 1999 and $1,248,500 in April 2000 to the CEO to pay estimated income taxes resulting from the transaction. These notes mature five years from their date of issuance. In the past, the Company accounted for the transaction as an option exercise and carried the loans as notes receivable on its balance sheets and recognized periodic interest income. As the notes were issued with recourse solely to the shares exercised and contain a floating rate of interest, the Company has determined that it is more appropriate to treat the options as not having been exercised and account for them as a variable stock award pursuant to the provisions of Emerging Issues Task Force Issue 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion 25." Accordingly, the Company has restated its financial statements to reflect as compensation in the form of a charge or credit to operations and an equal adjustment to additional paid-in capital for periodic changes in the market value of the 725,000 common shares subject to exercise, until such notes are paid. In addition, the loans related to estimated income taxes have been restated to be expensed when issued. Interest income previously recognized under the notes has been reversed. Interest received under the notes will be credited to additional paid-in capital.

      In fiscal 2001, the market value of the Company's common stock increased from $23.19 per share at the beginning of year to $31.75 per share at September 30, 2000. As a result, the Company recognized a compensation charge of $6,206,000 and a reduction in interest income previously provided of $180,990 for the three months ended September 30, 2000. In fiscal 2002, the market price of the Company's common stock declined from $22.84 per share at the beginning of the year to $15.10 per share at September 30, 2001. Accordingly, the Company recognized a compensation credit of $5,611,500 and a reduction in interest income previously provided of $134,104 for the three months ended September 30, 2001.

      The table below details the effect of the restatements and reclassifications on the condensed consolidated financial statements as of September 30, 2001 and for the three months ended September 30, 2000 and 2001 (dollars in thousands). The June 30, 2001 balance sheet was previously restated in the Company's June 30, 2001 and 2002 Annual Reports on Form 10-K/A.

                                                          September 30, 2001
                                                     ------------------------------
                                                     As Reported        As Restated
                                                     --------------  --------------
Balance sheets:
Other current assets............................   $     5,766         $     5,554
Property and equipment, net.....................       123,951             123,966
Shareholder notes receivable:
   Asset .......................................         9,580               2,967
   Equity ......................................         2,526                  --
Accrued expenses................................        28,321              31,221
Additional paid-in capital .....................       495,385             494,643
Accumulated deficit ............................       171,748             183,242
Stockholders' equity ...........................       320,015             310,305


                                                                        For the three months ended
                                                         September 30, 2000               September 30, 2001
                                                    ----------------------------     ---------------------------
                                                    As Reported      As Restated     As Reported     As Restated
                                                    -----------      -----------     -----------     -----------
Statements of operations:
Direct site expenses                                $   60,531      $   61,417      $   87,704        $  87,704
Administration, curriculum and
   Development expenses ...................             12,117          18,323      $   16,738        $  11,127
Depreciation and amortization                            7,044           6,831           8,045            8,045
Interest income ..............................           2,514           2,333           2,386            2,252
Provision for state and local  taxes                       743             639             175              175
Net loss .....................................          19,539          26,495          18,149           12,672

4. Recently Issued Accounting Standards

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

5. Net Loss Per Share

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

The calculations of basic and fully diluted net loss per share for the three month period ended September 30, 2001 and 2000 are as follows:

                                                             (In thousands except per share amounts)

                                                                         Three Months Ended
                                                                      September     September
                                                                         2001          2000
                                                                      (Restated)    (Restated)
                                                                         ----          ----
Net Loss ...........................................                  $(12,672)     $(26,495)
                                                                      ========      ========

Class A Common Stock outstanding at beginning
   of period .......................................                    49,249        39,559
Class B Common Stock outstanding at beginning
   of period .......................................                     2,433         3,448

Add:

Issuance of Class A Common Stock
   (on a weighted average basis) ...................                     1,690         2,497
Conversion of Class B Common Stock
   (on a weighted average basis) ...................                      (252)         (100)
                                                                      --------      --------

Weighted average shares of common stock outstanding
   used in computing basic net loss per share ......                    53,120        45,404
                                                                      ========      ========
Basic and fully diluted net loss per share .........                  $  (0.24)    $  (0.58)
                                                                      --------      --------

6. Creation of Edison Receivables Company LLC

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

7. Creation of Alva Inc.

      On October 9, 2001, the Company formed Alva Inc. ("Alva") by contributing $1,200,000 for sole ownership of the entity. Alva was established to facilitate the purchase of certain intellectual property.

8. Business Combinations

      Effective July 1, 2001, the Company acquired the remaining 65% outstanding equity interest of Ksixteen, LLC not already owned by it for approximately $130,000 in cash, giving it 100% ownership and enhanced operational efficiencies. The acquisition was accounted for under the purchase method. The purchase price exceeded the fair value of net assets acquired by approximately $806,000, which was recorded as goodwill.

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

      At September 30, 2001, the carrying amount of the intangible asset was $4,412,500, net of accumulated amortization of $62,500.

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

Pro forma Information
(in thousands, except per share data)  Edison Schools  Acquired Entities   Consolidated
=====================================  ==============  =================   ============
Net revenue .....................      $ 64,791        $ 3,910             $ 68,701
Net loss ........................       (26,495)          (781)             (27,276)
Loss per common share
       Basic and diluted ........                                             (0.60)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-Q/A contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, as more fully described under the caption "Additional Risk Factors that May Affect Future Results" and elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The forward-looking statements made in this Quarterly Report on Form 10-Q/A relate only to events as of the date on which the statements are made. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

      From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of September 30, 2001, our accumulated deficit since November 1996 was approximately $183.2 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. Because of our rapid growth, and in view of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful.

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

      Direct Site Expenses. Our direct site expenses increased to $87.7 million for the three months ended September 30, 2001 from $61.4 million for the same period of the prior year, an increase of 42.8%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 31.6% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $68.2 million for the three months ended September 30, 2001 from $49.3 million for the same period of the prior year.

      Gross Site Contribution and Margin. Our gross site contribution was $9.6 million for the three month period ended September 30, 2001 compared to $3.4 million for the same period of the prior year. The corresponding gross site margin increased to 9.8% for the three months ended September 30, 2001 from 5.3% for the same period of the prior year. The gross site contribution and margin were favorably impacted by $2.7 million of contribution from a consulting engagement. Excluding this consulting revenue, gross site margin would have increased to 7.1%.

      Administration, Curriculum and Development Expenses. Excluding stock compensation adjustments, related to the restatement as explained in Note 3 to the condensed consolidated financial statements, our administration, curriculum and development expenses increased to $16.7 million for the three months ended September 30, 2001 from $12.1 million for the same period of the prior year, an increase of 38.0%. The increase was substantially due to greater personnel costs resulting from an increase of approximately 146 headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. In addition, we incurred expenses relating to our consulting engagement.

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

      Excluding non-cash stock-based compensation credit of $5.3 million, administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 20.8% for three months ended September 30, 2001 from 26.2% for the prior year.

      Depreciation and Amortization. Our depreciation and amortization increased to $8.0 million for the three months ended September 30, 2001 from $6.8 million for the same period of the prior year, an increase of 17.7%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our enrollment and central office growth.

      Education and Operating Expenses. Our total education and operating expenses as a percentage of total revenue decreased to 113.7% for three months ended September 30, 2001 from 141.7% for the same period of the prior year. This decrease primarily resulted from continued revenue growth and increased operating leverage and a decrease in administration, curriculum and development expenses as a percentage of total revenue.

      EBITDA, Net of Other Charges. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, income tax expense, depreciation and amortization, and stock-based compensation charges. These costs are discussed above. This amount for the three months ended September 30, 2001 was a negative $10.6 million compared to a negative $13.6 million for the same period of the prior year. The improved EBITDA resulted primarily from increased gross site margin and decreased administration, curriculum and development, and pre-opening expenses as a percentage of revenues. On a per-student basis, negative EBITDA improved to $142 in three months ended September 30, 2001 compared to $239 for the same period of the prior year.

      Other Income and Expense. Other income, net was $847,000 for the three months ended September 30, 2001 compared to $1.2 million in the same period of the prior year. The decrease was due to less interest income resulting from lower invested cash balances and increase interest expense from expanded borrowings.

      Net Loss. Our net loss decreased to $12.7 million for the three months ended September 30, 2001 from $26.5 million for the same period of the prior year.

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

      For the three months ended September 30, 2001, we used approximately $19.4 million for operating activities. This use primarily resulted from $12.7 million of net loss, a $8.1 million net decrease in working capital accounts, $1.3 million increase in accrued interest on notes receivable and stock-based compensation income of $5.3 million partially offset by depreciation and amortization totaling $8.0 million.

      For the three months ended September 30, 2001, we used approximately $21.5 million in investing activities. During this period, we invested approximately $4.4 million in our schools and central office. This amount includes the investments we made in technology and curriculum in each of the schools we open. We have also advanced funds to our charter board clients or their affiliates to help obtain, renovate and complete school facilities. The amounts advanced for the three months ended September 30, 2001 were approximately $17.4 million. During this same period, we also received approximately $2.1 million in repayments on advances previously made. Also, the Company invested approximately $2.0 million in other assets.

      For the three months ended September 30, 2001, we dispersed approximately $4.9 million for our financing activities. This use resulted primarily from the repayment of notes payable and capital lease obligations.

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

      99.1  Certification by Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2  Certification by Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                            EDISON SCHOOLS INC.


Date: November 14, 2002                 /s/ H. Christopher Whittle
                                            ------------------------------------
                                            H. Christopher Whittle
                                            Chief Executive Officer
                                            and Director


Date: November 14, 2002                 /s/ Christopher J. Scarlata
                                            ------------------------------------
                                            Christopher J. Scarlata
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Accounting Officer)

I, H. Christopher Whittle, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Edison Schools Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results on operations and cash flows of the registrant as for, the periods presented in this quarterly report;

Date: November 14, 2002                 /s/ H. Christopher Whittle
                                            ------------------------------------
                                            H. Christopher Whittle
                                            Chief Executive Officer
                                            and Director

I, H. Christopher J. Scarlata, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Edison Schools Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results on operations and cash flows of the registrant as for, the periods presented in this quarterly report;



Date: November 14, 2002                 /s/ Christopher J. Scarlata
                                            ------------------------------------
                                            Christopher J. Scarlata
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Accounting Officer)

                                  Exhibit Index

10.01 Purchase and Contribution Agreement, dated October 31, 2001, between the Company and Edison Receivables Company LLC.

10.02 Credit and Security Agreement, dated October 31, 2001, between Edison Receivables Company LLC and Merrill Lynch Mortgage Capital Inc.

99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002