Form 10-Q/A
period 2001-12-31
EDISON SCHOOLS INC
filed 2002-11-14
CIK 1089567

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                EXPLANATORY NOTE


      The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Edison Schools Inc. (the "Company") for the quarter ended December 31, 2001 is to restate the Company's fiscal quarter and year to date results and to modify related disclosures for restatements to correspond with those that have been filed in the Company's Amended Annual Reports on Form 10-K/A for the fiscal years ended June 30, 2001 and 2002; see note 3.

      The Company has amended and restated in its entirety each item of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 that has been affected by the restatements. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures (including disclosures relating to risks, uncertainties and other factors that may affect the Company's future performance) in any way, except as required to reflect the effects of the restatements.

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

                               EDISON SCHOOLS INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
                     FOR THE QUARTER ENDED DECEMBER 31, 2001


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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               EDISON SCHOOLS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                    DECEMBER 31,
                                                                                        2001
                                                                                    (UNAUDITED)    JUNE 30,
                                                                                    (RESTATED)        2001
                                                                                     ---------      ---------
ASSETS:
Current assets:
   Cash and cash equivalents ...................................................     $  52,615      $  96,195
   Accounts receivable .........................................................        60,569         62,926
   Notes receivable ............................................................        19,364          7,762
   Other  receivables ..........................................................         8,924          8,751
   Other current assets ........................................................         6,256          3,068
                                                                                     ---------      ---------
      Total current assets .....................................................       147,728        178,702

Property and equipment, net ....................................................       124,885        119,231
Restricted cash ................................................................         6,614          8,524
Notes receivable, less current portion .........................................        63,224         53,812
Other  receivables, less current portion .......................................         3,284          4,456
Stockholder notes receivable ...................................................            --          2,936
Investment .....................................................................         8,025          7,768
Other assets ...................................................................        23,314         19,069
Goodwill .......................................................................        33,494             --
                                                                                     ---------      ---------

      Total assets .............................................................     $ 410,568      $ 394,498
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short-term debt .............................................................     $  20,000      $      --
   Current portion of long term debt ...........................................        18,981         17,669
   Accounts payable ............................................................        17,819         19,498
   Accrued expenses ............................................................        26,691         29,803
                                                                                     ---------      ---------
      Total current liabilities ................................................        83,491         66,970

Long term debt, less current portion ...........................................        16,219         21,244
Stockholders' notes payable ....................................................         6,611          6,611
Other liabilities ..............................................................           954            826
                                                                                     ---------      ---------
      Total liabilities ........................................................       107,275         95,651
                                                                                     ---------      ---------

Minority interest in subsidiary ................................................           458            480
                                                                                     ---------      ---------

Common stock:
   Class A common, par value $.01; 150,000,000 shares authorized; 51,793,929 and
       49,249,005 shares issued and outstanding at December 31, 2001 and
       June 30, 2001, respectively .............................................           518            492
   Class B common, par value $.01; 5,000,000 shares authorized; 1,836,178 and 2,433,126 shares issued and outstanding at December 31, 2001
       and June 30, 2001, respectively .........................................            18             24
Additional paid-in capital .....................................................       498,591        470,807
Unearned stock-based compensation ..............................................        (1,389)        (2,386)
Accumulated deficit ............................................................      (194,903)       (170,570)
                                                                                     ---------      ---------
      Total stockholders' equity ...............................................       302,835        298,367
                                                                                     ---------      ---------

      Total liabilities and stockholders' equity ...............................     $ 410,568      $ 394,498
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



                                                                                             (UNAUDITED)
                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                           2001           2000           2001           2000
                                                                       (RESTATED)      (RESTATED)    (RESTATED)     (RESTATED)
                                                                        ---------      ---------      ---------      ---------

Net revenue .......................................................     $ 133,342      $ 102,295      $ 230,608      $ 167,086

     Direct site expenses .........................................       113,492         85,123        201,196        146,539
     Administration, curriculum and development ...................        19,036         11,406         30,163         29,729
     Preopening expenses ..........................................         1,471          1,113          5,205          6,348
     Depreciation and amortization ................................         9,881          8,540         17,926         15,371
                                                                        ---------      ---------      ---------      ---------
          Total education and operating expenses ..................       143,880        106,182        254,490        197,987
                                                                        ---------      ---------      ---------      ---------

           Loss from operations ...................................       (10,538)        (3,887)       (23,882)       (30,901)

Other income (expense):
     Interest income ..............................................         2,375          2,411          4,626          4,744
     Interest expense .............................................        (1,557)        (1,241)        (2,968)        (2,434)
     Other ........................................................        (1,795)          (427)        (1,788)          (408)
                                                                        ---------      ---------      ---------      ---------
           Total other ............................................          (977)           743           (130)         1,902
                                                                        ---------      ---------      ---------      ---------

           Loss from operations before provision for state taxes ..       (11,515)        (3,144)       (24,012)       (28,999)

Provision for state taxes and local taxes .........................          (146)           (47)          (321)          (687)
                                                                        ---------      ---------      ---------      ---------

           Net loss ...............................................     $ (11,661)     $  (3,191)     $ (24,333)     $ (29,686)
                                                                        =========      =========      =========      =========
Per common share data:
     Basic and diluted net loss per share .........................     $   (0.22)     $   (0.07)     $   (0.46)     $   (0.64)
                                                                        =========      =========      =========      =========
     Weighted average shares of common stock outstanding
          used in computing basic and diluted net loss per share...        53,547         47,345         53,334         46,226
                                                                        =========      =========      =========      =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               EDISON SCHOOLS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                                                           (UNAUDITED)
                                                                                      2001          2000
                                                                                   (RESTATED)    (RESTATED)
                                                                                    --------      --------
Cash flows from operating activities:
   Net loss ...................................................................     $(24,333)     $(29,686)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment ..................       17,254        13,716
     Amortization of other costs ..............................................          601           394
     Stock-based compensation .................................................       (1,799)        7,084
     Loss on disposal of property and equipment ...............................        1,810           458
     Interest on notes receivable .............................................       (1,697)         (641)
     Changes in working capital accounts, exclusive of effects of acquisitions.       (9,843)      (19,023)
     Other ....................................................................          (21)          (50)
                                                                                    --------      --------
          Cash used in operating activities ...................................      (18,028)      (27,748)
                                                                                    --------      --------

Cash flows from investing activities:
   Additions to property and equipment ........................................      (18,327)      (36,572)
   Proceeds from disposition of property and equipment, net ...................           --         1,074
   Proceeds from notes receivable and advances due from charter schools .......        9,437         7,547
   Notes receivable and advances due from charter schools .....................      (28,745)      (20,291)
   Investment in unconsolidated entity ........................................           --           (35)
   Business acquisitions, net .................................................          149            --
   Other assets ...............................................................       (1,196)          499
                                                                                    --------      --------
          Cash used in investing activities ...................................      (38,682)      (47,778)
                                                                                    --------      --------

Cash flows from financing activities:
   Borrowings under line of credit ............................................       20,000            --
   Proceeds from issuance of stock and warrants ...............................        1,177        83,302
   Costs in connection with equity financing ..................................           --        (5,089)
   Costs in connection with debt financing ....................................         (807)           --
   Cash from minority investee ................................................           --           550
   Proceeds from notes payable ................................................           --         5,864
   Payments on notes payable and capital leases ...............................       (9,623)       (6,865)
   Restricted cash ............................................................        2,383        (2,330)
                                                                                    --------      --------
          Cash provided by financing activities ...............................       13,130        75,432
                                                                                    --------      --------

Decrease in cash and cash equivalents .........................................      (43,580)          (94)

Cash and cash equivalents at beginning of period ..............................       96,195        52,644
                                                                                    --------      --------

Cash and cash equivalents at end of period ....................................     $ 52,615      $ 52,550
                                                                                    ========      ========

Supplemental disclosure of cash flow information:
          Cash paid during the period for:
               Interest .......................................................     $  2,712      $  2,434
               Taxes ..........................................................     $    304

Supplemental disclosure of non-cash investing and financing activities:
   Obligations assumed in connection with new contracts .......................     $  9,700      $  2,694
   Property and equipment acquired under capitalized lease obligations ........     $  5,910      $  8,138
   Additions to property and equipment included in accounts payable ...........     $    307      $ 10,343


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

3.  Restatement

         On May 14, 2002, Edison Schools concluded and resolved a confidential informal inquiry of its accounting practices and policies undertaken by the staff of the Securities and Exchange Commission ("SEC"). The SEC order agreed to by the Company in connection with the resolution of the informal inquiry does not result in the restatement of any revenue or operating results ("loss from operations and net loss") previously reported in the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Additionally, in connection with the SEC inquiry, the Company undertook a comprehensive review of its accounting and determined the need to restate the operating results for the first and third quarters of fiscal 2001 and to restate certain items of its balance sheet, to properly reflect certain liabilities and equity and to record compensation earned in fiscal years ended on or prior to June 30, 1998. Such matters have previously been described in detail in the Company's June 30, 2001 Annual Report on Form 10-K/A. The Company additionally has made other reclassifications for fiscal 2001 to record certain previously unrecorded adjustments; these reclassifications are to reclassify expenses recorded within certain captions on the consolidated statements of operations to more appropriate captions on the consolidated statements of operations and have no impact to the net loss in any period.

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

         In 1992, the Company entered into an initial severance arrangement with Benno C. Schmidt, Jr. that required the Company to make a severance payment in the event he terminated his employment with the Company for any reason other than death. The Company has disclosed the material terms of the severance arrangement, including the amount of the severance payment, in its prior filings with the SEC. In the past, the Company accounted for this arrangement as a contingent liability and disclosed the amount in the footnotes to the Company's financial statements. The Company now believes that the full amount of the severance should have been accrued upon execution of the agreement. Accordingly, the net impact on the December 31, 2001 balance sheet to reflect this liability and decrease shareholders' equity was $3.2 million. The Company has not paid any amounts pursuant to this severance agreement and Mr. Schmidt remains employed by the Company.

         In 1998, the Company sold to the D2F2 Foundation, in exchange for aggregate cash proceeds of $2.5 million, a warrant to purchase approximately 1.9 million shares of Edison's common stock. The warrant proceeds were required to be used by Edison to provide services to selected schools, as approved from time to time by the D2F2 Foundation during the five years following the agreement's execution. The proceeds were properly recorded as restricted cash in the Company's financial statements. Under the terms of the warrant, if the full amount of the cash proceeds were not spent by Edison during the five-year period, Edison would be required to return unexpended amounts, and a pro rata portion of the warrant (or shares already issued under the warrant, if applicable) could be canceled or redeemed at Edison's option at their issuance price. The warrant was described in the Company's prior SEC filings. The Company now believes that the warrant proceeds should have been accounted for as a liability, rather than equity, on the Company's balance sheet in prior periods until the purchase price was no longer subject to return. Edison's restated balance sheet as of December 31, 2001 reflects this liability of approximately $597,000. If the remaining restricted cash is used to provide approved services as expected, the remaining liability will be reclassified to equity.

         As previously discussed in the Company's June 30, 2002 Annual Report on Form 10-K/A, the Company determined the need to restate certain items of its balance sheet and statements of operations as of December 31, 2001 and for the three and six months ended December 31, 2000 and 2001, to properly reflect certain changes to shareholder notes receivable, stockholders' equity, interest income and compensation expense.

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

         In fiscal 2001, the market value of the Company's common stock increased from $23.19 per share at the beginning of year to $31.50 per share at December 31, 2000. As a result, the Company recognized a compensation charge of $6,024,750 and a reduction in interest income previously provided of $361,980 for the six months ended December 31, 2000. For the three months ended December 31, 2000, the Company recognized a compensation credit of $181,250 and a reduction of interest income previously provided of $180,990. In fiscal 2002, the market price of the Company's common stock declined from $22.84 per share at the beginning of the year to $19.65 per share at December 31, 2001. Accordingly, the Company recognized a compensation credit of $2,312,750 and a reduction in interest income previously provided of $236,348 for the six months ended December 31, 2001. For the three months ended December 31, 2001, the Company recognized a compensation credit of $3,298,750 and a reduction of interest income previously provided of $102,244.

         The table below details the effect of the restatements and reclassifications on the condensed consolidated financial statements as of December 31, 2001 and for the three and six months ended December 31, 2000 and 2001 (dollars in thousands). The June 30, 2001 balance sheet was previously restated in the Company's June 30, 2001 and 2002 Annual Reports on Form 10-K/A.





                                                           December 31, 2001
                                                     ------------------------------
                                                     As Reported        As Restated
                                                     -----------        -----------
Balance sheets:
Other receivables................................  $     5,933          $    8,924
Other current assets...............................      6,468               6,256
Property and equipment, net.....................       124,870             124,885
Shareholder notes receivable:
   Asset .....................................           9,677                  --
   Equity ....................................           2,554                  --
Accrued expenses.................................       23,791              26,691
Additional paid-in capital ...................         496,034             498,591
Accumulated deficit ..........................         180,008             194,903
Stockholders' equity .........................         312,619             302,835


                                                                        For the three months ended
                                                          December 31, 2000                   December 31, 2001
                                                    ----------------------------        ------------------------------
                                                    As Reported      As Restated        As Reported        As Restated
                                                    -----------      -----------        -----------        -----------
Statements of operations:
Direct site expenses............................... $   84,942      $   85,123         $  113,492          $  113,492
Administration, curriculum and
   Development expenses .............                   11,587          11,406             15,737              19,036
Depreciation and amortization..................          8,617           8,540              9,881               9,881
Interest income ..............................           2,592           2,411              2,477               2,375
Provision for state and local taxes...............         151              48                146                 146
Net loss .....................................           3,191           3,191              8,260              11,661

                                                                         For the six months ended
                                                          December 31, 2000                   December 31, 2001
                                                    ----------------------------        ------------------------------
                                                    As Reported      As Restated        As Reported        As Restated
                                                    -----------      -----------        -----------        -----------
Statements of operations:
Direct site expenses............................... $  145,473      $  146,539         $  201,196          $  201,196
Administration, curriculum and
   Development expenses .............                   23,704          29,729             32,475              30,163
Depreciation and amortization..................         15,661          15,371             17,926              17,926
Interest income ..............................           5,106           4,744              4,862               4,626
Provision for state and local taxes...............         894             687                321                 321
Net loss .....................................          22,730          29,686             26,409              24,333

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

The calculations of basic and fully diluted net loss per share for the three month and six month periods ended December 31, 2001 and 2000 are as follows:

                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        DECEMBER      DECEMBER      DECEMBER      DECEMBER
                                                          2001          2000          2001          2000
                                                       (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)
                                                        --------      --------      --------      --------

Net Loss ..........................................     $(11,661)     $ (3,191)     $(24,333)     $(29,686)
                                                        ========      ========      ========      ========

Class A Common Stock outstanding at beginning
   of period ......................................       51,160        43,949        49,249        39,558
Class B Common Stock outstanding at beginning
   of period ......................................        2,181         3,349         2,433         3,448
Add:
Issuance of Class A Common Stock
  (on a weighted average basis) ...................          551            74         2,249         3,346
Issuance (conversion) of Class B Common Stock
  (on a weighted average basis) ...................         (345)          (27)         (597)         (126)
                                                        --------      --------      --------      --------

Weighted average shares of common stock outstanding
   used in computing basic net loss per share .....       53,547        47,345        53,334        46,226
                                                        ========      ========      ========      ========
Basic and fully diluted net loss per share ........     $  (0.22)     $  (0.07)     $  (0.46)     $  (0.64)
                                                        ========      ========      ========      ========



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

8.       CREATION OF BAYARD RUSTIN CHARTER SCHOOL, LLC

         On December 11, 2001, the Company formed Bayard Rustin Charter School, LLC ("Bayard Rustin"), a wholly owned consolidated entity. Bayard Rustin was established for the purpose of purchasing land in the state of Florida to be used to develop a charter school facility. The land was purchased on December 19, 2001.

9.       BUSINESS COMBINATIONS

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

         At December 31, 2001, the carrying amount of the intangible asset was $4,350,000, net of accumulated amortization of $125,000.

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


PRO FORMA INFORMATION
(in thousands, except per share data)       EDISON SCHOOL  ACQUIRED ENTITIES      CONSOLIDATED
-------------------------------------       -------------  -----------------      ------------

Net revenue ............                     $ 167,086       $   7,717            $ 174,813
Net loss ...............                       (29,686)         (5,313)             (34,999)
Loss per common share
       Basic and diluted                                                              (0.76)

10.      STOCK-BASED COMPENSATION

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


11.      NOTES RECEIVABLE

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

12.      COMMITMENTS AND CONTINGENCIES

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

         From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of December 31, 2001, our accumulated deficit since November 1996 was approximately $194.9 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. Because of our rapid growth, and in view of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful.

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

         Direct Site Expenses. Our direct site expenses increased to $113.5 million for the three months ended December 31, 2001 from $85.1 million for the same period of the prior year, an increase of 33.4%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 31.6% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $88.6 million for the three months ended December 31, 2001 from $67.3 million for the same period of the prior year.

         Gross Site Contribution and Margin. Our gross site contribution was $19.9 million for the three month period ended December 31, 2001 compared to $17.2 million for the same period of the prior year. The corresponding gross site margin decreased to 14.9% for the three months ended December 31, 2001 from 16.8% for the same period of the prior year. The decrease in gross site margin was due to more rapidly growing direct site costs than revenue, primarily as a result of disappointing results for one of our new clients in fiscal 2002.

         Administration, Curriculum and Development Expenses. Excluding stock compensation adjustments, related to the restatement as explained in Note 3 to the condensed consolidated financial statements, our administration, curriculum and development expenses increased to $15.7 million for the three months ended December 31, 2001 from $11.6 million for the same period of the prior year, an increase of 35.3%. The increase was substantially due to greater personnel costs resulting from an increase of approximately 73 headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. In addition, the increase is also impacted by a vendor rebate in the prior period.

         Pre-opening Expenses. Our pre-opening expenses increased to $1.5 million for the three months ended December 31, 2001 from $1.1 million for the same period of the prior year, an increase of 36.4%. The increase is a result of the timing of training for professional development.

         Excluding non-cash stock-based compensation charges of $3.5 million, administration, curriculum and development and pre-opening expenses as a percentage of revenues increased to 12.7% for three months ended December 31, 2001 from 11.7% for the prior year.

         Depreciation and Amortization. Our depreciation and amortization increased to $9.9 million for the three months ended December 31, 2001 from $8.5 million for the same period of the prior year, an increase of 16.5%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our enrollment and central office growth.

         Education and Operating Expenses. Our total education and operating expenses as a percentage of total revenue increased to 107.9% for three months ended December 31, 2001 from 103.8% for the same period of the prior year. This increase, which resulted from an increase in direct site expenses as a percentage of total revenue offset by a decrease in depreciation and amortization expense as a percentage of total revenue.

         EBITDA, Net of Other Charges. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, income tax expense, depreciation and amortization, and stock-based compensation charges. These costs are discussed above. This amount for the three months ended December 31, 2001 was $2.9 million compared to $5.2 million for the same period of the prior year. The decreased EBITDA resulted primarily from decreased gross site margin and an increase in administration, curriculum and development, and pre-opening expenses as a percentage of revenues. On a per-student basis, EBITDA declined to $38 in three months ended December 31, 2001 compared to $91 for the same period of the prior year.

         Other Income and Expense. Other expense, net was $977,000 for the three months ended December 31, 2001 compared to income of $743,000 in the same period of the prior year. The decrease was due to less interest income resulting from lower invested cash balances, offset by increased interest expense from expanded borrowings, and a charge related to disposal of certain fixed assets.

         Net Loss. Our net loss increased to $11.7 million for the three months ended December 31, 2001 from $3.2 million for the same period of the prior year.

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

         Direct Site Expenses. Our direct site expenses increased to $201.2 million for the six months ended December 31, 2001 from $146.5 million for the same period of the prior year, an increase of 37.3%. Similar to the increase in revenue from educational services, the increase in direct site expenses was primarily due to the 31.6% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses increased to $156.7 million for the six months ended December 31, 2001 from $116.6 million for the same period of the prior year.

         Gross Site Contribution and Margin. Our gross site contribution was $29.4 million for the six month period ended December 31, 2001 compared to $20.6 million for the same period of the prior year. The corresponding gross site margin decreased to 12.8% for the six months ended December 31, 2001 from 12.3% for the same period of the prior year. The decrease in gross site margin was due to more rapidly growing direct site costs than revenue, primarily as a result of disappointing results for one of our new clients in fiscal 2002. The gross site contribution and margin were favorably impacted by $2.7 million of revenue from a consulting engagement. Excluding this consulting revenue, gross site margin would have decreased to 11.7%.

         Administration, Curriculum and Development Expenses. Excluding stock compensation adjustments, related to the restatements as explained in Note 3 to the condensed consolidated financial statements, our administration, curriculum and development expenses increased to $32.5 million for the six months ended December 31, 2001 from $23.7 million for the same period of the prior year, an increase of 37.1%. The increase was substantially due to greater personnel costs resulting from an increase of approximately 73 headquarters employees, which reflects a substantial increase in staff in our school operations and curriculum and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. In addition, we incurred expenses relating to our consulting engagement.

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

         Excluding non-cash stock-based compensation credit of $1.8 million, administration, curriculum and development and pre-opening expenses as a percentage of revenues decreased to 16.1% for six months ended December 31, 2001 from 17.4% for the prior year.

         Depreciation and Amortization. Our depreciation and amortization increased to $17.9 million for the six months ended December 31, 2001 from $15.4 million for the same period of the prior year, an increase of 16.2%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our enrollment and central office growth.

         Education and Operating Expenses. Our total education and operating expenses as a percentage of total revenue decreased to 110.4% for six months ended December 31, 2001 from 118.5% for the same period of the prior year. This decrease primarily resulted from a decrease in preopening and depreciation and amortization expenses as a percentage of total revenue.

         EBITDA, Net of Other Charges. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, income tax expense, depreciation and amortization, and stock-based compensation charges. These costs are discussed above. This amount for the six months ended December 31, 2001 was a negative $7.8 million compared to a negative $8.4 million for the same period of the prior year. The improved EBITDA resulted primarily from an increase in gross site margin and a decreased administration, curriculum and development, and pre-opening expenses as a percentage of revenues. On a per-student basis, negative EBITDA improved to $103 in six months ended December 31, 2001 compared to $148 for the same period of the prior year.

         Other Income and Expense. Other expense, net was $130,000 for the six months ended December 31, 2001 compared to income of $1.9 million in the same period of the prior year. The decrease was due to less interest income resulting from lower invested cash balances, offset by increased interest expense from expanded borrowings, and a charge related to disposal of certain fixed assets.

         Net Loss. Our net loss increased to $24.3 million for the six months ended December 31, 2001 from $29.7 million for the same period of the prior year.

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

         For the six months ended December 31, 2001, we used approximately $18.0 million for operating activities. This use primarily resulted from $24.3 million of net loss, a $9.8 million net increase in working capital accounts, $1.7 million increase in accrued interest on notes receivable and stock-based compensation income of $1.8 million partially offset by depreciation and amortization totaling $17.9 million and a disposal of certain fixed assets totaling $1.8 million.

         For the six months ended December 31, 2001, we used approximately $38.7 million in investing activities. During this period, we invested approximately $18.3 million in our schools and central office. This amount includes the investments we made in technology and curriculum in each of the schools we opened. We have also advanced funds to our charter board clients or their affiliates to help obtain, renovate and complete school facilities. The amounts advanced for the six months ended December 31, 2001 were approximately $28.7 million. During this same period, we also received approximately $9.4 million in repayments on advances previously made. Also, the Company invested approximately $1.2 million in other assets.

         For the six months ended December 31, 2001, we received approximately $13.1 million for our financing activities. This increase resulted primarily from borrowing $20.0 million on our credit facility and approximately $2.4 million release of restricted cash, offset by the repayment of notes payable and capital lease obligations of approximately $9.6 million.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES IN THE FUTURE

         We have incurred substantial net losses in every fiscal period since we began operations. For the quarter ended December 31, 2001, our net loss was $11.7 million. As of December 31, 2001, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $194.9 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise capital and continue operations.

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

        Exhibit 99.1: Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 99.2: Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            EDISON SCHOOLS INC.

Date November 14, 2002                  /s/ H. Christopher Whittle
                                           ------------------------------------
                                            H. Christopher Whittle
                                            Chief Executive Officer
                                            and Director

Date November 14,  2002                 /s/ Christopher J. Scarlata
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

Date November 14, 2002                  /s/ H. Christopher Whittle
                                           ------------------------------------
                                            H. Christopher Whittle
                                            Chief Executive Officer
                                            and Director



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

Date November 14,  2002                 /s/ Christopher J. Scarlata
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

        Exhibit 99.1: Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 99.2: Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Reports on Form 8-K:

         None