Form 10-Q/A
period 2002-03-31
EDISON SCHOOLS INC
filed 2002-11-14
CIK 1089567

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

                                EXPLANATORY NOTE


         The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Edison Schools Inc. (the "Company") for the quarter ended March 31, 2002 is to restate the Company's fiscal quarter and year to date results and modify related disclosures for restatements to correspond with those that have been filed in the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2002; see note 3.

         The Company has amended and restated in its entirety each item of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 that has been affected by the restatements. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures (including disclosures relating to risks, uncertainties and other factors that may affect the Company's future performance) in any way, except as required to reflect the effects of the restatements.

         For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Additional Risk Factors That May Affect Future Results " included in Item 7 of
Part II of the Company's Annual Report on Form 10-K/A for the year ended June 30, 2002.

                               EDISON SCHOOLS INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2002

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               EDISON SCHOOLS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                     (UNAUDITED)
                                                                                             MARCH 31           JUNE 30,
                                                                                               2002               2001
                                                                                            (RESTATED)          (RESTATED)*
                                                                                             ---------          ---------
ASSETS:
Current assets:
   Cash and cash equivalents .......................................................         $  45,256          $  96,195
   Accounts receivable .............................................................            65,047             62,926
   Notes receivable ................................................................            21,020              7,762
   Other receivables ...............................................................             9,342              8,751
   Other current assets ............................................................             8,136              3,068
                                                                                             ---------          ---------
      Total current assets .........................................................           148,801            178,702

Property and equipment, net ........................................................           118,797            119,231
Restricted cash ....................................................................             5,400              8,524
Notes receivable, less current portion .............................................            67,168             53,812
Other  receivables, less current portion ...........................................             1,117              4,456
Stockholder notes receivable .......................................................                --              2,936
Investment .........................................................................             1,250              7,768
Other assets .......................................................................            31,752             19,069
Goodwill ...........................................................................            32,521                 --
                                                                                             ---------          ---------

      Total assets .................................................................         $ 406,806          $ 394,498
                                                                                             =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short-term debt .................................................................         $  20,000          $      --
   Current portion of long term debt ...............................................            18,381             17,669
   Accounts payable ................................................................            16,074             19,498
   Accrued expenses ................................................................            41,915             29,803
                                                                                             ---------          ---------
      Total current liabilities ....................................................            96,370             66,970

Long term debt, less current portion ...............................................            13,721             21,244
Stockholders' notes payable ........................................................             6,611              6,611
Other liabilities ..................................................................             1,019                826
                                                                                             ---------          ---------
      Total liabilities ............................................................           117,721             95,651
                                                                                             ---------          ---------

Minority interest in subsidiary ....................................................               437                480
                                                                                             ---------          ---------

Common stock:
   Class A common, par value $.01; 150,000,000 shares authorized; 51,996,552 and 49,249,005 shares issued and outstanding at March 31, 2002
       and June 30, 2001, respectively .............................................               520                492
   Class B common, par value $.01; 5,000,000 shares authorized; 1,805,132 and 2,433,126 shares issued and outstanding at March 31, 2002
       and June 30, 2001, respectively .............................................                18                 24
Additional paid-in capital .........................................................           496,944            470,807
Unearned stock-based compensation ..................................................            (1,147)            (2,386)
Accumulated deficit ................................................................          (207,687)          (170,570)
                                                                                             ---------          ---------
      Total stockholders' equity ...................................................           288,648            298,367
                                                                                             ---------          ---------

      Total liabilities and stockholders' equity ...................................         $ 406,806          $ 394,498
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

                                                                                                   (UNAUDITED)
                                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                MARCH 31,     MARCH 31,    MARCH 31,    MARCH 31,
                                                                                   2002          2001         2002          2001
                                                                                (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)
                                                                                 --------      --------      --------      --------
Gross student funding (Note 5)...............................................    $ 131,165     $ 99,604     $ 361,774     $ 266,690
                                                                                 =========     ========     =========     =========

    Net revenue .............................................................    $ 121,904     $ 92,815     $ 327,286     $ 248,652

    Direct site expenses:
         Company paid .......................................................       50,161       41,359       142,043       115,444
         Client paid ........................................................       49,994       33,373       134,395        94,957
    Administration, curriculum and development ..............................       17,316        6,607        47,479        36,336
    Pre-opening expenses ....................................................          402          639         5,608         6,987
    Depreciation and amortization ...........................................        9,776        9,297        27,388        24,289
                                                                                 ---------     --------     ---------     ---------
              Total education and operating expenses ........................      127,649       91,275       356,913       278,013
                                                                                 ---------     --------     ---------     ---------

               Loss from operations .........................................       (5,745)      1,540        (29,627)      (29,361)

    Other income (expense):
         Interest income ....................................................        2,434        1,976         7,061         6,720
         Interest expense ...................................................       (1,446)      (1,358)       (4,414)       (3,792)
         Other (Note 12) ....................................................       (7,512)          16        (9,301)         (392)
                                                                                 ---------     --------     ---------     ---------
               Total other ..................................................       (6,524)         634        (6,654)        2,536
                                                                                 ---------     --------     ---------     ---------

    Loss before provision for taxes .........................................      (12,269)       2,174       (36,281)      (26,825)

    Provision for state taxes and local taxes ...............................         (514)        (177)         (835)         (864)
                                                                                 ---------     --------     ---------     ---------

                Net income/(loss) ...........................................    $ (12,783)    $  1,997     $ (37,116)    $ (27,689)
                                                                                 =========     ========     =========     =========
    Per common share data:
          Basic and diluted net loss per share ..............................    $   (0.24)    $   0.04     $   (0.69)    $   (0.59)
                                                                                 =========     ========     =========     =========
          Weighted average shares of common stock outstanding
                used in computing basic and diluted net loss per share ......       53,771       47,794        53,477        46,831
                                                                                 =========     ========     =========     =========

-----------------


             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               EDISON SCHOOLS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                               (UNAUDITED)
                                                                                                           2002              2001
                                                                                                       (RESTATED)         (RESTATED)
                                                                                                        --------           --------
Cash flows from operating activities:
   Net loss ...................................................................................         $(37,116)         $ (27,689)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of property and equipment ..................................           26,419             22,881
     Amortization of other costs ..............................................................              878                710
     Stock-based compensation .................................................................           (5,727)              (680)
     Loss on disposal of property and equipment ...............................................            2,569                457
     Interest on notes receivable .............................................................           (2,216)              (570)
     Equity loss and impairment of investment in unconsolidated entities ......................            6,774                 --
     Net changes in working capital accounts, exclusive of effects of acquisitions ............          (10,089)           (22,150)
     Other ....................................................................................              (42)              (195)
                                                                                                        --------          ---------
          Cash used in operating activities ...................................................          (18,550)           (27,236)
                                                                                                        --------          ---------

Cash flows from investing activities:
   Additions to property and equipment ........................................................          (16,588)           (43,485)
   Proceeds from disposition of property and equipment, net ...................................               --              1,074
   Proceeds from notes receivable and advances due from charter schools .......................           11,674             10,149
   Notes receivable and advances due from charter schools .....................................          (36,029)           (36,833)
   Investment in unconsolidated entity ........................................................               --                (35)
   Business acquisitions, net .................................................................              149                 --
   Other assets ...............................................................................           (1,824)               577
                                                                                                        --------          ---------
          Cash used in investing activities ...................................................          (42,618)           (68,553)
                                                                                                        --------          ---------

Cash flows from financing activities:
   Borrowings under line of credit ............................................................           20,000                 --
   Proceeds from issuance of stock and warrants ...............................................            1,811            172,081
   Costs in connection with equity financing ..................................................               --            (11,146)
   Costs in connection with debt financing ....................................................             (840)                --
   Cash from minority investee ................................................................               --                550
   Proceeds from notes payable ................................................................               --              6,178
   Payments on notes payable and capital leases ...............................................          (14,340)           (10,972)
   Restricted cash ............................................................................            3,598             (3,206)
                                                                                                        --------          ---------
              Cash provided by financing activities ...........................................           10,229            153,485
                                                                                                        --------          ---------

(Decrease)/Increase in cash and cash equivalents ..............................................          (50,939)            57,696

Cash and cash equivalents at beginning of period ..............................................           96,195             52,644
                                                                                                        --------          ---------

Cash and cash equivalents at end of period ....................................................         $ 45,256          $ 110,340
                                                                                                        ========          =========

Supplemental  disclosure of cash flow information:
Cash paid during the period for:
               Interest .......................................................................         $  4,025          $   4,058
               Taxes ..........................................................................         $    712

Supplemental disclosure of non-cash investing and financing activities:
   Obligations assumed in connection with new contracts .......................................         $  9,700          $   2,694
   Property and equipment acquired under capitalized lease obligations ........................         $  7,530          $  17,278
   Additions to property and equipment included in accounts payable ...........................         $  4,279          $   1,881

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

3.  Restatement

      As previously discussed in the Company's June 30, 2002 Annual Report on Form 10-K/A, the Company determined the need to restate certain items of its balance sheet and statements of operations as of March 31, 2002 and for the three and nine months ended March 31, 2002 and 2001 to properly reflect certain changes to shareholder notes receivable, stockholders' equity, interest income and compensation expense.

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

      In fiscal 2001, the market value of the Company's common stock declined from $23.19 per share at the beginning of year to $20.25 per share at March 31, 2001. As a result, the Company recognized a compensation credit of $2,131,500 and a reduction in interest income previously provided of $539,036 for the nine months ended March 31, 2001. For the three months ended March 31, 2001, the Company recognized a compensation credit of $8,156,250 and a reduction in interest income previously provided of $177,056. In fiscal 2002, the market price of the Company's common stock declined from $22.84 per share at the beginning of the year to $13.90 per share at March 31, 2002. Accordingly, the Company recognized a compensation credit of $6,481,500 and a reduction in interest income previously provided of $329,794 for the nine months ended March 31, 2002. For the three months ended March 31, 2002, the Company recognized a compensation credit of $4,168,750 and a reduction in interest income previously of $93,446.

      The table below details the effect of the restatements on the condensed consolidated financial statements as of March 31, 2002 and for the three and nine months ended March 31, 2001 and 2002 (dollars in thousands). The June 30, 2001 balance sheet was previously restated in the Company's June 30, 2001 and 2002 Annual Reports on Form 10-K/A.



                                                            March 31, 2002
                                                     ------------------------------
                                                     As Reported        As Restated
                                                     -----------        -----------
Balance sheets:
Shareholder notes receivable:
   Asset .....................................     $     6,755        $
                                                                                --
   Equity ....................................           2,580                  --
Additional paid-in capital ...................         497,959             496,944
Accumulated deficit ..........................         199,367             207,687
Stockholders' equity .........................         295,403             288,648


                                                                        For the three months ended
                                                           March 31, 2001                   March 31, 2002
                                                    ----------------------------     ------------------------------
                                                    As Reported      As Restated     As Reported        As Restated
                                                    -----------      -----------     -----------        -----------
Statements of operations:
Administration, curriculum and
   Development expenses .........................    $  14,763        $  6,607       $  21,485           $  17,316
Interest income ..............................           2,153           1,976           2,527               2,434
Net gain/(loss) ..............................          (5,982)           1997         (16,859)            (12,783)


                                                                        For the nine months ended
                                                           March 31, 2001                      March 31, 2002
                                                    As Reported      As Restated     As Reported        As Restated
Statements of operations:
Administration, curriculum and
   Development expenses ..........................   $  38,467       $  36,336       $  53,960           $  47,479
Interest income ..............................           7,259           6,720           7,390               7,061
Net gain/(loss) ..............................          29,281          27,689          43,268              37,116

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

                                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           MARCH 31,       MARCH 31,    MARCH 31,       MARCH 31,
                                                                          (RESTATED)      (RESTATED)   (RESTATED)      (RESTATED)
                                                                             2002            2001         2002            2001
                                                                             ----            ----         ----            ----
Net loss ...........................................................       $(12,783)       $ (1,997)    $(37,116)       $(27,689)
                                                                           ========        ========     ========        ========

Class A Common Stock outstanding at beginning
   of period .......................................................         51,794          44,078       49,249          39,558
Class B Common Stock outstanding at beginning
   of period .......................................................          1,836           3,322        2,433           3,448
Add:
Issuance of Class A Common Stock
  (on a weighted average basis) ....................................            172           1,277        2,423           4,834
Issuance (conversion) of Class B Common Stock
  (on a weighted average basis) ....................................            (31)           (883)        (628)         (1,009)
                                                                           --------        --------     --------        --------

Weighted average shares of common stock outstanding
   used in computing basic net loss per share ......................         53,771          47,794       53,477          46,831
                                                                           ========        ========     ========        ========
Basic and fully diluted net loss per share .........................       $  (0.24)       $  (0.04)    $  (0.69)       $  (0.59)
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

      Effective July 3, 2001, the Company acquired 100% of the outstanding shares of LearnNow, Inc. as a means to enhance its growth prospects. LearnNow was a privately-held school management company that operated seven charter schools serving approximately 2000 students. During the third quarter of fiscal 2002, the Company finalized its determination of the purchase price and the allocation thereof. The acquisition was accounted for under the purchase method and included a cash payment of $3.0 million in fiscal 2001 and approximately $31.3 million in Company class A common stock (approximately 1.3 million shares). In connection with the acquisition, the Company assumed liabilities of $3.6 million (primarily accounts payable, accrued personnel and other accrued expenses); acquired tangible assets of $1.7 million (primarily restricted cash, accounts receivable, notes receivable, fixed assets and other assets). The allocation of the purchase price resulted in recorded intangibles of approximately $36.2 million. Of this amount, LearnNow contracts of approximately $4.5 million were classified as an intangible asset separate from goodwill to be amortized over 15 years on a straight-line basis. The remaining balance was classified as goodwill.

      At March 31, 2002, the carrying amount of the intangible asset was $4,251,250, net of accumulated amortization of $223,750.

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


PRO FORMA INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      EDISON SCHOOLS   ACQUIRED ENTITIES    CONSOLIDATED
-------------------------------------                      --------------   -----------------    ------------
Net revenue ....................................             $ 248,652          $ 11,707            $ 260,359
Net loss .......................................               (27,689)           (9,256)             (36,945)
Loss per common share
       Basic and diluted .......................                                                        (0.79)

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

      On May 14, 2002, the U.S. Securities and Exchange Commission issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C,
Making Finding, and Imposing a Cease-and-Desist Order pursuant to a settlement Offer made by the Company. The SEC order was the result of a confidential informal inquiry instituted by the SEC in February 2002 into the Company's accounting policies and procedures. The SEC order concludes the inquiry by the SEC's Enforcement Division. Edison and our independent auditors intend to discuss with SEC's Corporation Finance Division modifications made to the unaudited financial statements prior to filing any amendments to our interim reports on Form 10-Q/A.


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

      Administration, Curriculum and Development Expenses. Excluding stock compensation adjustments, related to the restatement as explained in Note 3 to the condensed consolidated financial statements, our administration, curriculum and development expenses increased to $21.5 million for the three months ended March 31, 2002 from $14.8 million for the same period of the prior year, an increase of 45.3%. The increase was due, in part, to greater personnel costs resulting from an increase of approximately 70 headquarters employees, which reflects an increase in staff in our school operations, education, administrative functions. The increase was also caused by approximately $3.7 million of costs related to the SEC inquiry and our sales and marketing activities in Philadelphia.

      Pre-opening Expenses. Our pre-opening expenses decreased to $402,000 for the three months ended March 31, 2002 from $639,000 for the same period of the prior year. This quarter is typically when pre-opening expenses are lowest.

      Excluding non-cash stock-based compensation credit of $3.9 million, administration, curriculum and development and pre-opening expenses as a percentage of net revenues increased to 17.8% for three months ended March 31, 2002 from 16.2% for the prior year.

      Depreciation and Amortization. Our depreciation and amortization increased to $9.8 million for the three months ended March 31, 2002 from $9.3 million for the same period of the prior year, an increase of 5.4%.

      Education and Operating Expenses. Our total education and operating expenses as a percentage of net revenue increased to 104.7% for three months ended March 31, 2002 from 98.3% for the same period of the prior year. This increase resulted primarily from an increase in direct site expenses as a percentage of net revenue offset by a decrease in depreciation and amortization expense as a percentage of net revenue.

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

      Other Income and Expense. Other expense, net was expense of $6.5 million for the three months ended March 31, 2002 compared to income of $634,000 in the same period of the prior year. The increased expense was due primarily to the $6.8 million reduction in carrying value of our investment in Apex Learning, Inc.

      Net income/(loss). Our net loss was $12.8 million for the three months ended March 31, 2002 compared to a net income of $2.0 million for the same period of the prior year.

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

      Administration, Curriculum and Development Expenses. Excluding stock compensation adjustments, related to the restatements as explained in Note 3 to the condensed consolidated financial statements, our administration, curriculum and development expenses increased to $54.0 million for the nine months ended March 31, 2002 from $38.5 million for the same period of the prior year, an increase of 40.3%. The increase was due, in part, to greater personnel costs resulting from an increase of approximately 70 headquarters employees, which reflects an increase in staff in our school operations, education, administrative functions. The increase was also caused by approximately $6.2 million of costs related to the SEC inquiry and our sales and marketing activities in Philadelphia. In addition, we incurred expenses relating to our consulting engagement.

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

      Excluding non-cash stock-based compensation credit of $5.7 million, administration, curriculum and development and pre-opening expenses as a percentage of net revenue increased to 18.0% for nine months ended March 31, 2002 from 17.7% for the prior year.

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

      Education and Operating Expenses. Our total education and operating expenses as a percentage of net revenue decreased to 109.1% for nine months ended March 31, 2002 from 111.8% for the same period of the prior year.

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

      Other Income and Expense. Other expense, net was expense of $6.7 million for the nine months ended March 31, 2002 compared to income of $2.5 million in the same period of the prior year. The increase in expense was due primarily to the $6.8 million reduction in carrying value of our investment in Apex Learning, Inc. and a charge of $2.6 million related to disposal of certain fixed assets.

      Net Loss. Our net loss increased to $37.1 million for nine months ended March 31, 2002 from $27.7 million for the same period of the prior year, an increase of 47.8%.

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

      For the nine months ended March 31, 2002, we used approximately $18.5 million for operating activities. This use primarily resulted from $37.1 million of net loss, a $10.1 million net increase in working capital accounts, $2.2 million increase in accrued interest on notes receivable and stock-based compensation income of $5.7 million partially offset by depreciation and amortization totaling $27.3 million, a disposal of certain fixed assets totaling $2.6 million and a $6.8 million reduction in the carrying value of our investment in Apex Learning Inc. (see footnote No. 12 of the financial statements).

      For the nine months ended March 31, 2002, we used approximately $42.6 million in investing activities. During this period, we invested approximately $16.6 million in our schools and central office. This amount includes the investments we made in technology and curriculum in each of the schools we opened or expanded. We have also advanced funds to our charter board clients or their affiliates to help obtain, renovate and complete school facilities. The amounts advanced for the nine months ended March 31, 2002 were approximately $36.0 million. During this same period, we also received approximately $11.7 million in repayments on advances previously made. Also, we invested approximately $1.8 million in other assets.

      For the nine months ended March 31, 2002, we received approximately $10.2 million for our financing activities. This increase resulted primarily from borrowing $20.0 million on our credit facility, the release of approximately $3.6 million of restricted cash and approximately $1.8 million of proceeds from the issuance of stock and warrants, offset by the repayment of notes payable and capital lease obligations of approximately $14.3 million and $840,000 of deferred financing costs.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES IN THE FUTURE

      We have incurred substantial net losses in every fiscal period since we began operations. For the quarter ended March 31, 2002, our net loss was $12.8 million. As of March 31, 2002, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $207.7 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that public schools can be profitably managed by private companies and we are not certain when we will become profitable, if at all. Our ability to become profitable will depend upon our ability to generate and sustain higher levels of both gross site contribution and total revenue to allow us to reduce central expenses as a percentage of total revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise capital and continue operations.

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

                                 EDISON SCHOOLS INC.


Date November 14, 2002       /s/ H. Christopher Whittle
                             ---------------------------------------------------
                                 H. Christopher Whittle
                                 Chief Executive Officer and Director


Date November 14, 2002       /s/ Christopher J. Scarlata
                             ---------------------------------------------------
                                 Christopher J. Scarlata
                                 Executive Vice President and Chief
                                 Financial Officer
                                 (Principal Accounting Officer)

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


Date November 14, 2002       /s/ H. Christopher Whittle
                             ---------------------------------------------------
                                 H. Christopher Whittle
                                 Chief Executive Officer and Director


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

Date November 14, 2002       /s/ Christopher J. Scarlata
                             ---------------------------------------------------
                                 Christopher J. Scarlata
                                 Executive Vice President and Chief
                                 Financial Officer
                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Exhibits

      99.1  Certification by Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2  Certification by Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002