Form 10-Q
period 2002-09-30
EDISON SCHOOLS INC
filed 2002-11-14
CIK 1089567

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                   52,018,855

  (Number of shares of Class A Common Stock Outstanding as of October 31, 2002)

                                    1,805,132

  (Number of shares of Class B Common Stock Outstanding as of October 31, 2002)

                               EDISON SCHOOLS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                                                                     Page
                                                                                                     ----

PART I. FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and
           June 30, 2002......................................................................           3
         Condensed Consolidated Statements of Operations for the Three Months Ended
           September 30, 2002 and 2001 (unaudited)............................................           4
         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           September 30, 2002 and 2001 (unaudited)............................................           5
         Notes to Condensed Consolidated Financial Statements (unaudited).....................        6-10
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................................       10-24
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................          26
         ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.............................
PART II. OTHER INFORMATION
                 ITEM 1.     LEGAL PROCEEDINGS................................................          26
                 ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS........................          26
                 ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..................................          26
                 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............          26
                 ITEM 5.     OTHER INFORMATION................................................          26
                 ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.................................          27
                             SIGNATURES.......................................................          28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                               EDISON SCHOOLS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                     September 30,
                                                                                         2002             June 30,
                                                                                      (Unaudited)           2002
                                                                                    --------------      -------------
ASSETS
Current assets:
   Cash and cash equivalents............................................               $   31,512         $   40,648
   Accounts receivable..................................................                   72,144             68,589
   Notes receivable, net................................................                   15,699             12,481
   Other receivables....................................................                    7,153              9,551
   Other current assets.................................................                   13,448              8,666
                                                                                    --------------      -------------
     Total current assets...............................................                  139,956            139,935

Property and equipment, net.............................................                  111,386            111,106
Restricted cash ........................................................                    6,400              6,715
Notes receivable, net, less current portion ............................                   69,228             68,412
Other receivables, less current portion ................................                      238                231
Long-term receivables ..................................................                   22,819             26,461
Investments ............................................................                    1,250              1,250
Other assets ...........................................................                   30,399             27,266
                                                                                    --------------      -------------
     Total assets ......................................................                $ 381,676          $ 381,376
                                                                                    ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings ...............................................               $   57,994         $   34,000
   Current portion of long-term debt ...................................                   21,365             18,364
   Accounts payable ....................................................                   22,440             24,686
   Accrued expenses ....................................................                   41,691             50,557
                                                                                    --------------      -------------
     Total current liabilities .........................................                  143,490            127,607

Long-term debt, less current portion ...................................                    7,073              9,807
Stockholders' notes payable ............................................                    6,604              6,604
Other liabilities ......................................................                    2,707              2,487
                                                                                    --------------      -------------
     Total liabilities .................................................                  159,874            146,505
                                                                                    --------------      -------------

Minority interest in subsidiary ........................................                    2,469              2,487
                                                                                    --------------      -------------

Stockholders' Equity:
   Class A common, par value $.01; 150,000,000 shares authorized; 52,018,855
    shares issued and outstanding at September 30, 2002 and June 30, 2002                     520                520
   Class B common, par value $.01; 5,000,000 shares authorized; 1,805,132
    shares issued and outstanding at September 30, 2002 and June 30, 2002 ..                   18                 18
Additional paid-in capital..............................................                  495,504            489,279
Unearned stock-based compensation ......................................                     (408)              (823)
Accumulated deficit ....................................................                 (276,301)          (256,610)
                                                                                    --------------      -------------
     Total stockholders' equity ........................................                  219,333            232,384
                                                                                    --------------      -------------
     Total liabilities and stockholders' equity ........................                $ 381,676          $ 381,376
                                                                                    ==============      =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDISON SCHOOLS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                     (In thousands except per share amounts)


                                                                          (Unaudited)
                                                               -------------------------------
                                                                    2002             2001
                                                               -------------     -------------

Gross Student Funding.....................................         $ 79,545          $ 97,267
                                                               =============     =============

Net revenue...............................................         $ 73,092          $ 89,745
                                                               -------------     -------------
Education and operating expenses:
   Direct site expenses
     Company paid.........................................           34,971            40,699
     Client paid..........................................           29,593            39,674
   Administration, curriculum and development.............           15,920            11,126
   Depreciation and amortization..........................           10,039             7,855
   Pre-opening expenses...................................            2,011             3,735
                                                               -------------     -------------
     Total education and operating expenses...............           92,534           103,089
                                                               -------------     -------------

Loss from operations......................................          (19,442)          (13,344)

Other income (expense):
Interest income...........................................            2,216             2,252
Interest expense..........................................           (2,152)           (1,411)
Other.....................................................               18                 6
                                                               -------------     -------------
     Total other..........................................               82               847
                                                               -------------     -------------

Loss before provision for state and local taxes...........          (19,360)          (12,497)
Provision for state and local taxes.......................             (331)             (175)
                                                               -------------     -------------
Net loss..................................................        $ (19,691)        $ (12,672)
                                                               =============     =============

Per common share data:
   Basic and diluted net loss per share...................        $   (0.37)        $   (0.24)
                                                               =============     =============
   Weighted average shares of common stock outstanding used
    in computing basic and diluted net loss per share.....           53,824            53,120
                                                               =============     =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDISON SCHOOLS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (Dollars in thousands)


                                                                       Unaudited
                                                                ----------------------
                                                                   2002        2001
                                                                ----------  ----------

Cash flows from operating activities:
   Net loss ..................................................   $(19,691)   $(12,672)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization ...........................      9,014       7,710
     Amortization of other costs .............................      2,089         310
     Stock-based compensation ................................         84      (5,338)
     Loss (gain) on disposal of property and equipment .......        382          --
     Interest on notes receivable ............................     (2,071)     (1,258)
     Changes in working capital accounts .....................    (16,056)     (8,139)
     Other ...................................................        (79)         (6)
                                                                ----------  ----------
         Cash used in operating activities ...................    (26,328)    (19,393)
                                                                ----------  ----------


Cash flows from investing activities:
   Additions to property and equipment .......................     (5,866)     (4,447)
   Proceeds from disposition of property and equipment, net           152          --
   Proceeds from notes receivable and advances due from
    charter schools ..........................................      2,040       2,134
   Notes receivable and advances due from charter schools ....     (3,964)    (17,362)
   Business acquisition, net .................................         --         149
   Other assets ..............................................      1,056      (1,965)
                                                                ----------  ----------
         Cash used in investing activities ...................     (6,582)    (21,491)
                                                                ----------  ----------


Cash flows from financing activities:
   Net borrowings under lines of credit ......................     25,325          --
   Proceeds from issuance of stock and warrants ..............         --         526
   Costs in connection with debt financing ...................     (7,079)         --
   Proceeds from notes payable ...............................     10,000          --
   Payments on notes payable and capital leases ..............     (4,786)     (4,745)
   Restricted cash ...........................................        314        (638)
                                                                ----------  ----------
         Cash provided by (used in) financing activities .....     23,774      (4,857)
                                                                ----------  ----------


Decrease in cash and cash equivalents ...............     (9,136)    (45,741)
Cash and cash equivalents at beginning of period .............     40,648      96,195
                                                                ----------  ----------
Cash and cash equivalents at end of period ...................   $ 31,512    $ 50,454
                                                                ==========  ==========
Supplemental disclosure of cash flow information:
   Cash paid during the periods for:
     Interest ................................................   $    950    $  1,308
     Taxes ...................................................   $    163    $     23
Supplemental disclosure of non-cash investing and
financing activities:
   Obligations assumed in connection with new contracts ......               $  9,700
   Property and equipment acquired under capitalized lease
    obligations ..............................................               $  1,080
   Additions to property and equipment included in
    accounts payable .........................................   $  3,024    $  6,744
   Increase in additional paid in capital in conjunction
    with issuance of stock purchase warrants with debt .......   $  6,557

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

         Since inception, the Company has incurred losses from operations and has had negative cash flow from operations. The cash needs of the business have been financed through a combination of debt and equity financing. In the first quarter of fiscal 2003, the Company entered into additional financings subsequent to year end (see Note 5). The terms of these financings require the Company to comply with certain financial covenants. The Company believes it will be able to comply with the terms of such covenants based on its forecasted operating plan for fiscal 2003.

         In order to achieve its operating plan, the Company plans to improve the gross site contribution margins at the individual schools it manages while maintaining educational quality and continuing to reduce central expenses as a percentage of net revenue. The Company has undertaken a "reengineering" process to increase efficiency and help attain profitability while improving client service. Part of this initiative includes the streamlining of processes within the Company, reductions in personnel and the implementation of cost control measures.

         In addition to the above, the Company is dependent upon the continuation of its school management agreements for recurring revenues and growth. Some of the management agreements may be terminated at will by the school district or charter board. The Company may also seek the early termination of, or not seek to renew, a limited number of management agreements in any year.

         If the Company is unable to meet its plan, it may not be able to meet the terms of financings discussed above, resulting in the borrowings becoming due. If this were to occur, the Company may be forced to restructure or refinance its indebtedness, seek additional equity capital, sell assets or reduce its growth plan. The Company cannot be certain that it will be able to obtain additional financing on favourable terms, if at all.

2.       Description of Business


         Edison Schools Inc. (the "Company") (formerly known as The Edison Project Inc. and Subsidiaries) manages elementary and secondary public schools under contracts with school districts and charter schools located in 23 states, and Washington, D.C. The Company opened its first four schools in the fall of 1995, and, as of September 30, 2002, is operating 150 schools with approximately 80,000 students.

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

3.       Recently Issued Accounting Standards


      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of this statement.

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

The calculations of basic and fully diluted net loss per share for the three month period ended September 30, 2002 and 2001 are as follows:


                                                           Three Months Ended
                                                         September    September
                                                            2002        2001
                                                            ----        ----

Net Loss ..........................................      $(19,691)    $(12,672)
                                                         ========     ========

Class A Common Stock outstanding at beginning
   of period ......................................        52,019       49,249
Class B Common Stock outstanding at beginning
   of period ......................................         1,805        2,433

Add:

Issuance of Class A Common Stock
  (on a weighted average basis) ...................          --          1,690
Conversion of Class B Common Stock
  (on a weighted average basis) ...................          --           (252)
                                                         --------     --------

Weighted average shares of common stock outstanding
   used in computing basic net loss per share .....        53,824       53,120
                                                         ========     ========

Basic and fully diluted net loss per share ........      $  (0.37)    $  (0.24)
                                                         ========     ========



5.       Financing

         On October 3, 2001, the Company formed Edison Receivables Company LLC ("Edison Receivables"), for the purpose of purchasing and financing certain receivables of the Company. The Company owns all of the membership interests in Edison Receivables, a Delaware limited liability company with a separate legal existence from the Company. The Company has sold or contributed certain accounts receivable arising from the Company's provision of school management services in the ordinary course of its business and related security to Edison Receivables. Edison Receivables has its own separate creditors who are entitled to be satisfied out of Edison Receivables' assets prior to any value in it becoming available to the Company. The Company has no right, title or interest in Edison Receivables' assets, including the accounts receivable assigned to it by the Company.

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

         On July 31, 2002, the revolving credit agreement with MLMCI was amended to add School Services LLC ("School Services") as an additional lender and MLMCI as agent of the lenders, increase the line to $55.0 million, and extend the term of the agreement and the line of credit provided thereunder to June 30, 2003. The agreement and the line of credit were subsequently extended to July 15, 2003. As of September 30, 2002, $49.3 million was outstanding under this line of credit bearing interest at LIBOR plus 7.0% and was collateralized by receivables with a book value of $81.2 million that were sold in a true sale to Edison

Receivables by the Company. The agreement requires that the Company observe certain financial covenants and restrictions including a minimum consolidated tangible net worth and a maximum consolidated debt to equity ratio.

         In addition, the Company separately entered into a Credit and Security Agreement, dated as of July 31, 2002, with School Services, pursuant to which the Company has the right to borrow up to $20.0 million, at an interest rate set at 12.0 percent per annum. The facility will also be reduced by the amount of certain fees and costs which the Company has agreed to pay School Services and its affiliates. This facility is collateralized by certain real property owned by the Company and certain of its subsidiaries, notes payable from charter schools and other debtors of the Company and substantially all other assets of the Company. This facility matures on June 30, 2004 but has significant prepayment obligations tied to refinancings of notes receivable from charter schools and such other debtors and to any sale or transfer of any such real property. The agreement requires the Company to observe certain financial covenants and restrictions including minimum consolidated tangible net worth, a maximum consolidated debt to equity ratio and a minimum EBITDA requirement for fiscal 2003. As of September 30, 2002, $20.0 million was outstanding under this facility.

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

         The value of the warrants on the date of issuance, determined using the black scholes model, amounted to approximately $6,557 million. This amount has been credited to additional paid-in capital and deducted and reflected as a discount in the related indebtedness. The discount will be amortized over the respective one and two year terms of the related financing agreements.

         Also in connection with the establishment of the credit facility, the Company agreed to pay approximately $8.8 million in fees and costs associated with the facility, including a $1.6 million payment due upon maturity of the School Services facility. These fees and costs have been capitalized and being amortized over the respective term of the facility.

6.       Stock-Based Compensation

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

7.       Notes Receivable

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

         Of the approximately $84.9 million of notes and other financing at September 30, 2002, approximately $65.0 million was collateralized and the remaining balance of $19.9 million was uncollateralized and in some cases subordinated to other senior debt. Of the approximately $80.9 million in notes receivable, net at June 30, 2002, approximately $61.1 million was collateralized and the remaining balance of $19.8 million was uncollateralized and, in some cases, subordinated to other senior debt. Although the Company intends to refinance many of these notes, should the Company be required to foreclose on the collateral to these notes, it may not be able to liquidate such collateral for proceeds sufficient to cover the notes.

Notes receivable consist of the following:


                                               September 30, 2002       June 30, 2002
                                               ------------------       -------------

Notes receivable and other financing due
 from charter schools......................         $ 90,468               $ 86,434
Allowance for loan losses .................           (5,541)                (5,542)
                                                    --------               --------
                                                      84,927                 80,892
Less, current portion......................          (15,699)               (12,480)
                                                    --------               --------
Total notes receivable.....................         $ 69,228               $ 68,412
                                                    ========               ========



8.       Commitments and Contingencies

Long term lease obligations

         The Company has entered into various non-cancelable operating leases for office space and currently leases school sites. These leases expire at various dates through the year 2020. In the event that the management agreements for the schools operating in these facilities are not renewed or are terminated, the Company would be obligated to continue paying rent on the facilities as follows:

2003          $ 2,437
2004            3,039
2005            2,821
2006            3,028
2007            3,041
Thereafter     34,400
            -------------------
              $48,766
            ===================


         In the event of non-renewal or termination, the Company retains the right to sub-lease the property to another tenant.

Litigation

         Between May 15, 2002 and July 3, 2002, ten class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. These lawsuits are largely identical and each alleges that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They seek an unspecified amount of compensatory damages, costs and expenses related to bringing the actions, and in a few instances, injunctive relief. Plaintiffs allege that Edison's public disclosures from November 1999 to March 2002 regarding its financial condition were materially false and misleading because the Company allegedly improperly inflated its total revenues by including certain payments, including payments for teacher salaries, that were paid directly to third parties by local school districts and charter school boards that contracted with the Company. Several of the lawsuits also mention two restatements of the Company's financial statements, one regarding a warrant purchased in 1998 by a philanthropic organization and the other regarding a severance agreement between the Company and one of its senior officers, made by the Company as a result of the May 14, 2002 cease-and-desist order. In July 2002, several plaintiffs filed motions to be appointed lead plaintiff and also moved to consolidate the ten lawsuits in one action. In August 2002, those plaintiffs jointly submitted a proposed order pursuant to which Milberg Weiss would be named lead counsel and a pension fund, the Hawaiian Electricians Fund, would be named lead plaintiff. The court has not yet ruled on plaintiffs' motions to consolidate or plaintiffs' proposed order. The Company believes that it has strong defenses to the claims raised by these lawsuits, however the outcome of this Litigation cannot be determined at this time. If the Company were not to prevail, the amounts involved could be material to the financial position, results of operations and cash flows of the Company.

         The Company is also involved in various legal proceedings from time to time incidental to the conduct of its business. For example, we are currently involved in lawsuits filed in Baltimore, Maryland and Peoria, Illinois questioning the authority of these school districts to enter into management agreements with the Company. In addition, the school district of York, Pennsylvania has appealed the decision of the state charter-granting authority to grant a charter to one of the Company's customers. We currently believe that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Employment Agreements

         The Company has entered into employment agreements with certain of its executives. Such agreements may be terminated by either the executive or the Company at any time and provide, among other things, certain termination benefits. As of September 30, 2002, the aggregate termination benefits of the executives and certain other employees approximated $1.7 million.

         Additionally, the Company has a severance arrangement with its Chairman that provides for the Chairman to receive a payment if he terminates his employment for good reason, including not being reappointed to the position of Chairman. The Chairman would not receive payment in the case of death, disability, or termination for cause. Included in accrued expenses at September 30, 2002 and June 30, 2002 is approximately $3.2 million related to this severance arrangement.

Guarantees

         The Company has guaranteed certain debt obligations of charter school boards with which it has management agreements. As of September 30, 2002, the Company had provided guarantees totaling approximately $20.7 million. These debt obligations mature from June 2003 to November 2005.


         As of September 30, 2002, the debt obligations of the charter school boards are current. Under the guarantor agreements, the Company is also required to maintain minimum cash balances that may increase under certain circumstances, as well as satisfy certain financial reporting covenants. The Company was not in compliance with a financial covenant under a guarantee of a charter school board debt obligation with an outstanding balance of approximately $2.5 million at September 30, 2002. The Company has received notification from the Lender that it is not immediately making demand under the Guaranty while the Lender works with the Company to evaluate options. Notwithstanding the foregoing, the Lender reserves all its rights and remedies under the Guaranty. The company was also not in compliance with a financial covenant under a guarantee of another charter school board debt obligation with an outstanding balance of approximately $1.9 million. The company is in discussions with the lender to resolve this.

         The Company has an agreement to indemnify a charter board lender from any liability or obligations related to the presence of any hazardous substance at a charter school site. The Company does not expect that any sums it may have to pay in connection with this liability would have a materially adverse effect on its consolidated financial position, or results of operation for fiscal 2003.

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

Overview

         We are the nation's largest private operator of public schools serving students from kindergarten through 12th grade. We contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on other public schools in the area. We opened our first four schools in August 1995 and have grown rapidly in every subsequent year, currently serving approximately 80,000 students in 150 schools located in 23 states and the District of Columbia.

         From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of September 30, 2002, our accumulated deficit since November 1996 was approximately $276.3 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital.

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

         We make a significant investment in each school we open. The investment generally includes: o Initial staff training and professional development; o Technology, including laptop computers for teachers; o Books and other materials to support the Edison curriculum and school design; and o Upgrades in facilities.


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

         Most of our management agreements provide that we earn a fee based upon the number of children that attend our schools and, therefore, we only earn revenue to the extent students attend our schools. In most instances, there is a 'base' fee per pupil and several 'categorical' fee components paid only for students in certain categories (e.g., low-income, English as a second language, etc.). In some of our schools, our fee has a fixed component and variable component. Even in contracts where we have a fixed fee component, we have generally agreed to forego or reduce our fee if there is a budget shortfall at the charter school.

         The Company is generally responsible to its clients for all aspects of the management of its schools including but not limited to the academic achievement of the students; selection, training and compensation of school personnel; procurement of curriculum and equipment necessary for operations of the school; and the safe operation of the school facilities. Gross student funding represents gross contractual funding for our schools before all costs. Net revenue represents gross student funding less costs that we are not primarily obligated to pay. The Company follows the guidance of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," and EITF 01-14, "Income Statement Characterization of

Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" regarding classification of revenues. Specifically, the Company recognizes revenues net of expenses that the Company is not primarily obligated to pay.

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

         In January 2002, the Emerging Issues Task Force ("EITF") issued EITF 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." EITF 01-14 clarifies EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," which provides guidance on whether revenues should be presented gross or net of certain costs. After consultation with its independent auditors, the Company believes that EITF 01-14 should be interpreted to require it to present as revenue and expense only those direct site expenses that the Company is primarily obligated to pay. In accordance with the transition provisions of EITF 01-14, the Company adopted EITF 01-14 effective January 1, 2002 and has reclassified all historical periods to conform with the new presentation and, in the interest of transparency, added a "gross student funding" line to its statements of operations. Gross student funding is not equivalent to revenue as defined by GAAP.

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

Direct Site Expenses

         Direct site expenses include most of the expenses incurred on-site at our schools. The largest component of this expense is salaries and wages, primarily for principals and teachers, which are often paid for by our clients on our behalf, in which case they are disclosed as "direct site expense--client paid." The remaining direct site expenses include on-site administration, facility maintenance, utilities and, in some cases, student transportation. Once staffing levels for the school year are determined, most of these expenses are fixed, and accordingly, variations in enrollment will generally not change the overall cost structure of a school for that year. Direct site expenses do not include teacher training and other pre-opening expenses associated with new schools, financing costs or depreciation and amortization related to technology, including computers for teachers and students, curriculum materials and capital improvements to school buildings.

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

Reengineering

         On August 21, 2002, the Company announced several initiatives emerging from a company-wide "reengineering" effort. The initiatives are intended to redesign Edison's infrastructure to improve service delivery to its schools; increase student achievement and customer satisfaction; and accelerate Edison's path to profitability. Among other changes, the Company announced significant improvements in its headquarters operations including an enhanced customer service function; strengthening of its financial reporting and facilities financing unit; a ramp up of its communications function; a more efficient organization of its general financial function, and an alignment of its internal functions with a consolidated and streamlined regional structure. The Company has and will continue to incur expenses related to this reengineering.

Results of Operations

Fiscal Quarter Ended September 30, 2002 Compared to Fiscal Quarter Ended September 30, 2001

         Net Revenue. Our net revenue decreased to $73.1 million for the three months ended September 30, 2002 from $89.7 million for the same period in the prior year, a decrease of 18.5%. The decrease was primarily due to a significant new contract that is accounted for on a fixed fee basis versus our traditional gross approach and the ending of certain unprofitable client relationships offset by new revenue from a 8.1% increase in student enrollment (excluding summer school students) from approximately 74,000 in the 2001-2002 school year to approximately 80,000 in the 2002-2003 school year, reflecting both the opening of new schools and the expansion of existing schools.

         Direct Site Expenses. Our direct site expenses decreased to $64.6 million for the three months ended September 30, 2002 from $80.4 million for the same period in the prior year, a decrease of 19.7%. The decrease in direct site expenses was primarily due to a significant new contract that is accounted for on a fixed fee basis versus our traditional gross approach and the ending of certain unprofitable client relationships offset by the 8.1% increase in student enrollment. The largest element of direct site expenses is personnel costs. Personnel costs included in direct site expenses decreased to $56.0 million for the quarter ended September 30, 2002 from $64.9 million for the same period in the prior year. Of the total direct site expense, $29.6 million was client paid, down from $39.7 million in the same period of the prior year. These client paid expenses consist entirely of personnel costs at our schools.

         Gross Site Contribution. Our gross site contribution was $8.5 million for the three months ended September 30, 2002 compared to $9.4 million for the same period in the prior year. If you adjust the September 30, 2001 gross site contribution for $2.7 million of revenues from a one-time consulting engagement, our gross site contribution was $8.5 million for the three months ended September 30, 2002 compared to $6.7 million for the same period of the prior year. The increase in gross site contribution was due to a decrease in cost of providing services, primarily as a result of the ending of certain unprofitable client relationships and improved operations at existing schools, which were the result of providing best practice standards between schools in non-personnel expenses.

         Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $15.9 million for the three months ended September 30, 2002 from $11.1 million for the three months ended September 30, 2001, an increase of 43.2%. Excluding non-cash stock compensation charges and credits in both years and non-recurring charges in connection with a consulting engagement in fiscal 2002, our administration, curriculum and development expenses increased to $15.8 million for the three months ended September 30, 2002 from $14.0 million for the three months ended September 30, 2001, an increase of 12.9%. The increase was due, in part, to greater personnel costs resulting from an increase over a 12 month period of approximately 100 new headquarters employees and an accrual of $400,000 for severed employees, as a result of our re-engineering. We expect the effects of the decline in headquarters personnel from the re-engineering will be evident in future quarters.

         Depreciation and Amortization. Our depreciation and amortization increased to $10.0 million for the three months ended September 30, 2002 from $7.9 million for the three months ended September 30, 2001, an increase of 26.6%. The increased depreciation and amortization resulted from additional capital expenditures for our curriculum materials, computers and related technology, and facility improvements related to our enrollment and central office growth.

         Pre-Opening Expenses. Our pre-opening expenses decreased to $2.0 million for the three months ended September 30, 2002 from $3.7 million for the three months ended September 30, 2001, a decrease of 45.9%. This decrease was associated primarily with opening new schools, of which all but two were in Philadelphia. As all training was conducted in Philadelphia, the Company spent significantly less in airfare, hotels and meals as compared to the same period for the prior year.

         Education and Operating Expenses. Our total education and operating expenses decreased to $92.5 million for the three months ended September 30, 2002 from $103.1 million for three months ended September 30, 2001.

         EBITDA, Net of Other Charges. EBITDA, net of other charges, means the net loss we would have shown if we did not take into consideration our interest expense, interest income, income tax expense, depreciation and amortization and stock-based compensation charges and credits. These costs are discussed above. This amount for the three months ended September 30, 2002 was a negative $9.3 million compared to a negative $10.8 million for the three months ended September 30, 2001. The increase in EBITDA, net of other charges, resulted primarily from site based operational improvements. On a per-student basis (excluding summer school students), EBITDA, net of other charges improved to negative $117 in the three months ended September 30, 2002 compared to negative $146 for the same period of the prior year.

         Loss from Operations. Our loss from operations increased to $19.4 million for the three months ended September 30, 2002 from $13.3 million for the three months ended September 30, 2001, an increase of 45.9%. Excluding stock compensation charges and credits and non-recurring charges in connection with a consulting engagement in fiscal 2002, our loss from operations increased to $19.5 million for the first quarter of fiscal 2003 from $19.2 million for the first quarter of fiscal 2002, an increase of 1.6%.

         Other Income and Expense. Other income, net, was $0.08 million for the three months ended September 30, 2002 compared to $0.8 million in the three months ended September 30, 2001. The decline was primarily due to the $0.7 million increase in interest expense.

         Net Loss and Net Loss Attributable to Common Stockholders. Our net loss increased to $19.7 million for the three months ended September 30, 2002 from $12.7 million for the three months ended September 30, 2001, an increase of 55.1%. Excluding stock compensation charges and credit, our net loss increased to $19.6 million for the three months ended September 30, 2002 from $18.0 million for the three months ended September 30, 2001, an increase of 8.9%.

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

         On July 31, 2002, the MLMCI Facility was amended to add School Services LLC ("School Services") as an additional lender and MLMCI as agent of the lenders, increase the line of credit to $55.0 million, and extend the term of the agreement and the line of credit provided thereunder to June 30, 2003. The agreement and the line of credit were subsequently extended to July 15, 2003. The interest rate under the amended MLMCI Facility was increased to LIBOR plus 7.0% or prime plus 4.5% at the Company's option. We agreed to pay certain fees and costs related to the MLMCI Facility, aggregating approximately $3.2 million. As of September 30, 2002, $49.3 million was outstanding under this line of credit bearing interest at LIBOR plus 7.0% and was collateralized by receivables with a book value of $81.2 million that were sold in a true sale to Edison Receivables by the Company. The agreement requires that the Company observe certain financial covenants and restrictions including a minimum consolidated tangible net worth and a maximum consolidated debt to equity ratio.

         Additionally, on July 31, 2002 the Company entered into a two-year Credit and Security Agreement (the "New Credit Facility") with School Services, which provides for a term loan in the amount of $10.0 million, collateralized by property held by 110th and 5th Associates, LLC, a wholly owned subsidiary of the Company, and a revolving loan not to exceed $10.0 million, collateralized by all the Company's assets other than the property collateralizing the term loan. Interest on both the term and revolving loans was set at 12.0% per annum. The facility will be reduced by the amount of certain fees and costs which the Company has agreed to pay School Services and its affiliates, aggregating approximately $2.8 million. Additionally, we agreed to pay a fee of $1.6 million at loan maturity or the earlier prepayment of the term loan component of the facility. This facility is secured by certain real property owned by the Company and certain of its subsidiaries, notes payable from charter schools and other debtors of the Company and all other assets of the Company generally, other than accounts receivable sold to Edison Receivables. This facility matures on June 30, 2004. However, the loan commitment is to be reduced by an agreed upon percentage of the net proceeds of any refinancing paid to the Company. The agreement requires the Company to observe certain financial covenants and restrictions including a minimum consolidated tangible net worth, a maximum consolidated debt to equity ratio and a minimum EBITDA requirement for fiscal 2003. As of September 30, 2002 $20.0 million was outstanding under these facilities.

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

         For the three months ended September 30, 2002, we used approximately $26.3 million for operating activities. This use primarily resulted from $19.7 million of net loss and a $16.1 million net decrease in working capital accounts partially offset by depreciation and amortization totaling $9.0 million.

         For the three months ended September 30, 2002, we used approximately $6.6 million in investing activities. During this period, we invested approximately $5.9 million in our schools and central office. This amount includes the investments we made in technology and curriculum in each of the schools we open. We have also advanced funds to our charter board clients or their affiliates to help obtain, renovate and complete school facilities. The amounts advanced for the three months ended September 30, 2001 were approximately $4.0 million. During this same period, we also received approximately $2.0 million in repayments on advances previously made. Also, the Company invested approximately $1.1 million in other assets.

         For the three months ended September 30, 2002, we received, net, approximately $23.8 million for our financing activities. These amounts include borrowings of under our lines of credit $25.3 million and borrowings under our term loan of $10.0 million. These proceeds were partially offset by costs in connection with our equity financing of $7.1 million and the repayment of notes payable and capital lease obligations totaling $4.8 million.

         We expect our cash on hand, together with borrowings under financing arrangements, as mentioned above, and expected reimbursements of advances we have made to charter boards, will be sufficient to meet our working capital needs to operate our existing schools through fiscal 2003. Our near-term capital needs are generally growth related and are dependent upon our rate of growth and our mix of charter schools and contract schools, as charter schools usually require us to advance funds to help charter boards obtain, renovate and complete school facilities. We anticipate refinancing with third-party lenders up to $50.0 million of loans we have made to charter boards to fund our current growth plans for the 2003-2004 school year. While we have completed such financings in the past, we cannot be certain we will obtain such financing on favorable terms, if any. To the extent we cannot raise sufficient funds through the refinancing of our loans to charter boards with third-party lenders, we may seek additional capital through offerings of debt or equity securities and expanded financing arrangements or reduce our growth plans. Depending on the terms of any financing arrangements, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Notwithstanding the above statements, management does not presently have any intention of issuing any substantial incremental equity in the near term other than equity associated with management compensation plans

         Our longer term cash requirements are for capital to fund capital expenditures related to growth, anticipated working capital needs and general corporate purposes. We expect to fund such expenditures and other longer term liquidity needs with cash generated from operations, the proceeds from offerings of debt or equity securities and expanded financing arrangements. Depending on the terms of any financing arrangements, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

         We ran summer school programs for 51 districts in the state of Missouri during May, June and July of 2002. We spent approximately $19 million, which includes teachers' salaries, curriculum and other educational/promotional materials, over the two month period. Of the amounts we recognized as revenue for the 2002 summer program, payment terms of the related billings range from 12 to 18 months. Therefore, cash receipts of revenue will lag outlay of cash for expenditures by more than one year. Of the amounts we recognized as revenue for the 2001 summer school program, 84.6% of the revenue had been collected as of November 14, 2002 with the remainder scheduled for collection through January 2003.

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

         Capital expenditures for fiscal 2003 are expected to be approximately $15.0 million, which includes approximately $5.0 million for computers and other technology at our schools, approximately $7.0 million for curriculum materials, approximately $1.0 million for the purchase and improvement of property at our schools, and $2.0 million for technology, leasehold improvements, and other capital items at our headquarters. Additionally, we expect to make additional advances or loans approximating $7.0 million to new charter board clients to help secure and renovate school properties during the 2002-2003 school year pursuant to our philanthropic commitments, a portion of which we expect will be refinanced through third parties. In addition, we expect to make charitable donations of approximately $3.0 million to benefit one of our clients.

Additional Risk Factors That May Affect Future Results

         Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the information set forth in this report, including our financial statements and the related notes.

We have a history of losses and may not achieve profitability in the future

         We have incurred substantial net losses in every fiscal period since we began operations. For the quarter ended September 30, 2002, our net loss was $19.7 million. As of September 30, 2002, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $276.3 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that we can profitably manage public schools. In order to achieve profitability, we believe it will be necessary to improve gross site margin while maintaining educational quality and continuing to reduce central expenses as a percentage of net revenue. We have recently undertaken a "reengineering" process intended to increase our efficiency and help us attain profitability while improving client service. There can be no assurance, however, that we will be successful in meeting the objectives of the reengineering. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise additional capital and continue operations.

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

We have advanced and loaned money to charter school boards that may not be repaid

         As of September 30, 2002, we have outstanding loans or advances to charter boards of $84.9 million, net of allowances, to finance the purchase or renovation of school facilities we manage. Approximately $19.9 million of these loans, representing 16 schools, are uncollateralized or subordinated to a senior lender. In addition, with respect to the loans that are collateralized, if we were required to foreclose on the collateral securing those loans, we might not be able to liquidate the collateral for proceeds sufficient to cover the loan amount. If any of these advances or loans are not repaid when due, our financial results could be adversely affected.

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

We could become liable for financial obligations of charter boards

         We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. For nine of our charter schools, we have entered into a long-term lease for the school facility that exceeds the current term of the management agreement by as much as 15 years. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. For example, as of December 2001, we terminated a management agreement covering three schools for which we continue to have a long-term lease obligation in connection with the school's facilities. Although we have signed a lease with the school covering the 2002-2003 school year, we have no assurance that the lease will be renewed or that we will be able to find other tenants to lease the facility.

         As of September 30, 2002, our aggregate future lease obligations totaled $48.8 million, with varying maturities over the next 20 years. In nine of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. As of September 30, 2002 the amount of loans we had guaranteed totaled $20.7 million. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. In addition, we have generally indemnified our charter school and contract school partners from any liability or damages occurring or allegedly occurring or arising out of any environmental conditions at the school site, if such conditions were caused or created by substances brought on the site by Edison.

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

             o We recognize revenue for each managed school pro rata over the 11 months from August through June, typically the period over which we perform our services and, except for revenue related to our summer school programs, we recognize no school revenue in July. Most of our site costs are also recognized over the 11 months from August through June. For this reason, the first quarter of our fiscal year has historically reflected less revenue and lower expenses than the other three quarters, and we expect this pattern to continue.

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

             o The company's Edison Extra summer school program, which served approximately 35,000 students in Missouri during the summer of 2002, is funded through state summer school funds. If the Missouri state government fails to maintain current funding levels for summer school programs, Edison Extra revenue would be adversely affected.

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

             o The federal No Child Left Behind Act of 2001, which includes the Title I program referenced above, contains a range of new accountability measures for public schools. Schools that fail to make adequate yearly progress (AYP) toward meeting state standards may lose some of their student enrollment due to school choice provisions, may be required to allocate a portion of their Title I funding toward the provision of supplemental services to some students, and may be subject to state takeover or other forms of district or state intervention. If schools run by the company fail to make AYP, these new requirements could adversely affect the company's revenue and/or reputation.

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

         Our charter schools operate under a charter that is typically granted by a state authority to a third-party charter holder, such as a community group or established non-profit organization. Our management agreement in turn is with the charter holder. If the state charter authority were to revoke the charter, which could occur based on actions of the charter holder outside of our control, we would lose the right to operate that school. In addition, many state charter school statutes require periodic reauthorization. Charter schools accounted for 33.0% of our gross student funding in fiscal 2002, or approximately $171.0 million. If state charter school legislation were not reauthorized or were substantially altered in a meaningful number of states, our business and growth strategy would suffer and we could incur additional losses.

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

             o    speculation in the press or investment community;

             o    actions by institutional shareholders;

             o    pending and potential litigation;

             o    future sales of our class A common stock or other securities;
                  and

             o    general stock market volatility.

         Since our class A common stock has been publicly traded, its market price has fluctuated over a wide range and we expect it to continue to do so in the future.

We have been named in several shareholder class action and shareholders derivative lawsuits

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

         Additionally, Nasdaq's listing requirements provide that companies must have an audit committee composed of at least three independent directors. On the advice of their legal advisors, three of our directors who are affiliates of School Services resigned from the board of directors prior to the time that we and School Services entered into material negotiations regarding the Credit and Security Agreement between the Company and School Services. Two of these directors were members of the audit committee. At approximately the same time, another director joined the Company and thus became ineligible to remain on the audit committee. As a result, we currently do not have an audit committee.

         We currently have two independent directors on our board and have secured commitments from four other individuals to serve as independent directors if elected by our stockholders at our annual meeting to be held on December 5, 2002. One director nominee has been appointed to fill a vacant position on the board effective on or about November 15 and will assume immediately the position of chairman of the audit committee.

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

             o    the high-vote nature of our class B common stock;

             o restrictions on removal of directors, which may only be effected for cause and only by a vote of the holders of 80% of our class of common stock that elected the director;

             o Section 203 of the General Corporation Law of Delaware which could have the effect of delaying transactions with interested stockholders;

             o a prohibition of stockholder action by written consent; and procedural and notice requirements for calling and bringing action before stockholder meetings

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We currently have market risk sensitive instruments related to interest rates. We had outstanding long-term notes payable of $28.4 million at September 30, 2002. Interest rates on the notes are fixed and range from 9.5% to 18.68% per annum and have terms of 24 to 48 months.

         We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

         Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $50.5 million at September 30, 2002. We invest cash mainly in money market accounts and other investment-grade securities. We do not purchase or hold derivative financial instruments for trading purposes.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        (a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

        (b) There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls subsequent to the Evaluation Date and, subsequent to such date, no corrective actions with regard to significant deficiencies and material weaknesses were taken.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         Please refer to Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this report.

Item 2. Changes in securities and Use of Proceeds

         None

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Securities Holders

         None

Item 5. Other information

         None

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

         10.54 Letter Agreement, dated October 25, 2002, between the Company and Lowell W. Robinson

         10.55 Indemnification Agreement, dated as of October 28, 2002, between the Company and Lowell W. Robinson

         99.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          EDISON SCHOOLS INC.

Date November 14, 2002           /s/      H. Christopher Whittle
                                    ------------------------------------------
                                          H. Christopher Whittle
                                          Chief Executive Officer and Director

Date November 14, 2002           /s/      Christopher J. Scarlata
                                    ------------------------------------------
                                          Christopher J. Scarlata
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                 CERTIFICATIONS

I, H. Christopher Whittle, Chief Executive Officer of Edison Schools Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Edison Schools Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 /s/ H. Christopher Whittle
                                        --------------------------
                                        H. Christopher Whittle
                                        Chief Executive Officer

I, Christopher J. Scarlata, Executive Vice President and Chief Financial Officer of Edison Schools Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Edison Schools Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 /s/ Christopher J. Scarlata
                                        ---------------------------
                                        Christopher J. Scarlata
                                        Executive Vice President and
                                        Chief Financial Officer

                                  Exhibit Index


10.54 Letter Agreement, dated October 25, 2002, between the Company and Lowell W. Robinson

10.55 Indemnification Agreement, dated as of October 28, 2002, between the Company and Lowell W. Robinson

99.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002