Form 10-Q
period 2002-12-31
EDISON SCHOOLS INC
filed 2003-02-14
CIK 1089567

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

                                   50,807,855

  (Number of shares of Class A Common Stock Outstanding as of January 31, 2003)

                                    1,805,132

  (Number of shares of Class B Common Stock Outstanding as of January 31, 2003)

                               EDISON SCHOOLS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                                                                                                           PAGE
                                                                                                           ----
PART I. FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS - Unaudited
         Condensed Consolidated Balance Sheets as of December 31, 2002 and
           June 30, 2002...............................................................................      3
         Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended
           December 31, 2002 and 2001..................................................................      4
         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           December 31, 2002 and 2001..................................................................      5
         Notes to Condensed Consolidated Financial Statements..........................................   6-13
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...........................................................     13
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................     30
         ITEM 4. CONTROLS AND PROCEDURES...............................................................     30
PART II. OTHER INFORMATION
                 ITEM 1.     LEGAL PROCEEDINGS.........................................................     30
                 ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.................................     31
                 ITEM 3.     DEFAULTS UPON SENIOR SECURITIES...........................................     31
                 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................     31
                 ITEM 5.     OTHER INFORMATION.........................................................     32
                 ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..........................................     32
                             SIGNATURES................................................................     33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               EDISON SCHOOLS INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS -UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                      DECEMBER 31,     JUNE 30,
                                                                                         2002           2002
                                                                                      -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................      $  37,023       $  40,648
   Accounts receivable .........................................................         75,007          68,589
   Notes receivable, net .......................................................         17,815          12,481
   Other receivables ...........................................................          5,827           9,551
   Other current assets ........................................................         13,935           8,666
                                                                                      ---------       ---------
     Total current assets ......................................................        149,607         139,935

Property and equipment, net ....................................................        105,837         111,106
Restricted cash ................................................................          9,401           6,715
Notes receivable, net, less current portion ....................................         63,991          68,412
Other receivables, less current portion ........................................            110             231
Long-term receivables ..........................................................           --            26,461
Investments ....................................................................          1,250           1,250
Other assets ...................................................................         28,127          27,266
                                                                                      ---------       ---------
     Total assets ..............................................................      $ 358,323       $ 381,376
                                                                                      ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings .......................................................      $  54,193       $  34,000
   Current portion of long-term debt ...........................................         18,811          18,364
   Accounts payable ............................................................         18,427          24,686
   Accrued expenses ............................................................         41,130          50,557
                                                                                      ---------       ---------
     Total current liabilities .................................................        132,561         127,607
Long-term debt, less current portion ...........................................          5,260           9,807
Stockholders' notes payable ....................................................          6,604           6,604
Other liabilities ..............................................................          2,926           2,487
                                                                                      ---------       ---------
     Total liabilities .........................................................        147,351         146,505
                                                                                      ---------       ---------
Minority interest in subsidiary ................................................          2,451           2,487
                                                                                      ---------       ---------
Stockholders' Equity:
Class A common, par value $.01; 150,000,000 shares authorized; 53,018,855 shares issued and 51,144,855 outstanding at December 31, 2002 and 52,018,555 shares
issued and outstanding at June 30, 2002 ........................................            530             520
Class B common, par value $.01; 5,000,000 shares authorized; 1,805,132 shares
issued and outstanding at December 31, 2002 and June 30, 2002 ..................             18              18
Additional paid-in capital .....................................................        495,784         489,279
Unearned stock-based compensation ..............................................           (333)           (823)
Accumulated deficit ............................................................       (285,431)       (256,610)
Treasury stock, 1,374,000 shares of Class A Common Stock at cost ...............         (2,047)             --
                                                                                      ---------       ---------
     Total stockholders' equity ................................................        208,521         232,384
                                                                                      ---------       ---------
     Total liabilities and stockholders' equity ................................      $ 358,323       $ 381,376
                                                                                      =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDISON SCHOOLS INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     ----------------------------    ---------------------------
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                        2002            2001            2002            2001
                                                     ------------    ------------    ------------   ------------
Gross Student Funding .........................      $ 116,108       $ 133,342       $ 195,653       $ 230,608
                                                     ---------       ---------       ---------       ---------
Net revenue ...................................      $ 109,580       $ 115,637       $ 182,672       $ 205,382
                                                     ---------       ---------       ---------       ---------
Education and operating expenses:
   Direct site expenses
     Company paid .............................         48,703          42,145          83,674          82,843
     Client paid ..............................         39,000          53,766          68,593          93,440
   Administration, curriculum and development .         18,175          20,846          34,095          31,973
   Depreciation and amortization ..............          8,014           9,706          17,065          17,562
   Pre-opening expenses .......................            979           1,471           2,990           5,205
                                                     ---------       ---------       ---------       ---------
     Total education and operating expenses ...        114,871         127,934         206,417         231,023
                                                     ---------       ---------       ---------       ---------
Loss from operations ..........................         (5,291)        (12,297)        (23,745)        (25,641)
Other income (expense):
Interest income ...............................          2,035           2,375           4,251           4,626
Interest expense ..............................         (6,186)         (1,608)         (9,326)         (3,019)
Other .........................................            324              15             342              22
                                                     ---------       ---------       ---------       ---------
     Total other ..............................         (3,827)            782          (4,733)          1,629
                                                     ---------       ---------       ---------       ---------
Loss before provision for state and local taxes         (9,118)        (11,515)        (28,478)        (24,012)
Provision for state and local taxes ...........            (12)           (146)           (343)           (321)
                                                     ---------       ---------       ---------       ---------
Net loss ......................................      $  (9,130)      $ (11,661)      $ (28,821)      $ (24,333)
                                                     =========       =========       =========       =========
Per common share data:
   Basic and diluted net loss per share .......      $   (0.17)      $   (0.22)      $   (0.53)      $   (0.46)
                                                     =========       =========       =========       =========
   Weighted average shares of common stock
    outstanding used in computing basic and
    diluted net loss per share....................      54,090          53,547          53,957          53,334
                                                     =========       =========       =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDISON SCHOOLS INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                                     2002           2001
                                                                                   --------       --------
Cash flows from operating activities:
  Net loss ..................................................................      $(28,821)      $(24,333)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ..........................................        16,992         17,254
     Amortization of contracts and deferred costs ...........................         1,906            671
     Amortization of original issue discount on notes receivable ............           (76)           (70)
     Amortization of debt issuance costs and original issue discount on
     indebtedness............................................................         4,861             --
     Stock-based compensation ...............................................           249         (1,799)
     Provision for notes receivable .........................................           510             --
     Loss on disposal of property and equipment .............................           391          1,810
     Interest on notes receivable ...........................................           247         (1,697)
     Changes in working capital accounts ....................................          (253)        (9,843)
     Other ..................................................................           254            (21)
                                                                                   --------       --------
       Cash used in operating activities ....................................        (3,740)       (18,028)
                                                                                   --------       --------

Cash flows from investing activities:

  Additions to property and equipment .......................................        (9,859)       (18,327)
  Proceeds from disposition of property and equipment, net ..................           152             --
  Proceeds from notes receivable and advances due from charter schools ......         6,116          9,437
  Notes receivable and advances due from charter schools ....................        (7,847)       (28,745)
  Proceeds received from an executive's loan ................................         1,100             --
  Business acquisition, net .................................................            --            149
  Other assets ..............................................................          (259)        (1,196)
                                                                                   --------       --------
     Cash used in investing activities ......................................       (10,597)       (38,682)
                                                                                   --------       --------

Cash flows from financing activities:

  Net borrowings under line of credit .......................................        17,431         20,000
  Proceeds from term loan ...................................................        10,000             --
  Payments on notes payable and capital leases ..............................       (12,002)        (9,623)
  Costs in connection with debt financing ...................................        (1,548)          (807)
  Proceeds from issuance of stock and warrants ..............................            --          1,177
  Purchase of treasury stock ................................................          (482)            --
  (Increase) decrease in restricted cash ....................................        (2,687)         2,383
                                                                                   --------       --------
     Cash provided by financing activities ..................................        10,712         13,130
                                                                                   --------       --------

Decrease in cash and cash equivalents .......................................        (3,625)       (43,580)
Cash and cash equivalents at beginning of period ............................        40,648         96,195
                                                                                   --------       --------
Cash and cash equivalents at end of period ..................................      $ 37,023       $ 52,615
                                                                                   ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during the periods for:
     Interest ...............................................................      $  4,111       $  2,712
     State and local taxes ..................................................      $    163       $    304

Supplemental disclosure of non-cash investing and financing activities:

  Obligations assumed in connection with new contracts ......................                     $  9,700
  Property and equipment acquired under capital lease obligations ...........                     $  5,910
  Additions to property and equipment included in accounts payable ..........      $  1,228       $    307

  Deferred financing costs included in accounts payable .....................      $  1,800
     Deferred financing costs deducted from line of credit borrowings........      $  5,560
     Treasury stock acquired and included in accounts payable................      $  1,565
     Increase in additional paid in capital in conjunction with issuance of
     stock purchase warrants.................................................      $  6,557

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDISON SCHOOLS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared by Edison Schools Inc. (the "Company") in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring items necessary to present fairly the financial position and results of operations have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2002. The June 30, 2002 financial statements shown in the condensed consolidated financial statements in this Form 10-Q were derived from the audited financial statements included in the Company's Form 10-K/A filed on October 02, 2002.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenues, certain district paid school expenses, recoverability of long-lived assets and notes receivable, liabilities incurred from workers' compensation, commercial and other claims and losses on school contracts. Other estimates include useful lives of property and equipment and the valuation allowance on deferred income taxes. Actual results could differ from these estimates.

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

         Since inception, the Company has incurred losses from operations and has had negative cash flow from operations. The cash needs of the business have been financed through a combination of debt and equity financing. In the first quarter of fiscal 2003, the Company entered into additional financings (see Note
5). The Company's principal revolving credit facility matures in July 2003. The Company plans to refinance certain of its debt in the third quarter of fiscal 2003.

         In order to achieve its operating plan in fiscal year 2003, the Company has begun to improve the gross site contribution margins at the individual schools it manages while maintaining education quality and continuing to reduce operating expenses as a percentage of net revenue. The Company continues its "reengineering" process to increase efficiency and help attain profitability while improving client service. Part of this initiative includes the streamlining of processes within the Company, reductions in personnel and the implementation of cost control measures.

         In addition to the above, the Company is dependent upon the continuation of its school management agreements for recurring revenues and growth. Some of the management agreements may be terminated at will by the school district or charter board. The Company may also seek the early termination of, or not seek to renew, a limited number of management agreements in any year.

         The Company's ability to meet its operating plan for fiscal 2003 is dependent upon the management actions described above. If the Company is unable to meet its operating plan, it may not be able to meet the terms of the financings discussed above, resulting in the borrowings becoming due. If this were to occur, the Company may be forced to restructure or refinance its indebtedness, seek additional equity capital, sell assets or reduce its growth plan. The Company cannot be certain that it will be able to obtain additional financing on favorable terms, if at all.

2.       DESCRIPTION OF BUSINESS

         The Company manages elementary and secondary public schools under contracts with school districts and charter schools located in 22 states, and Washington, D.C. The Company opened its first four schools in the fall of 1995 and, as of December 31, 2002, is operating 149 schools with approximately 80,000 students.

         The Company provides the education program, recruits and manages personnel, and maintains and operates the facilities at each school it manages. The Company also assists charter schools in obtaining facilities and related financing for such facilities.

         As compensation for its services, the Company earns gross student funding comparable to the funding spent on other public schools in the school district in which the school is located.

3.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by FAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the accounting for, and disclosure of, the issuance of certain types of guarantees. The Company has not issued or modified any guarantees affected by FIN 45.

         In December 2002, the FASB issued FAS 148, " Accounting For Stock Based Compensation - Transition And Disclosure - An Amendment of FAS 123." FAS 148 does not change the provisions of FAS 123 that permit the Company to continue to apply the intrinsic value method of APB 25, "Accounting For Stock Issued To Employees" ("APB 25"). Under FAS 148, companies that choose to adopt the accounting provisions of FAS 123 may choose from three transition methods: the prospective method, modified prospective method and retroactive restatement method. The Company continues to account for stock compensation under APB 25, and therefore under FAS 148 will be required to disclose the net income and earnings per share (basic and diluted), the compensation expense net of tax included in net income, compensation that would have been included in net income had the company adopted FAS 123 for all awards granted, modified or settled since December 14, 1994 and pro forma net income and earnings per share beginning with the quarter ending March 31, 2003. The Company is currently assessing the impact of this statement.

4.       NET LOSS PER SHARE

         In accordance with FAS 128, "Earnings per Share", basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares, such as convertible preferred stock, stock options, and warrants, have been excluded from the computation, as their effect is antidilutive for all periods presented.

The calculations of basic and fully diluted net loss per share for the three and six-month periods ended December 31, 2002 and 2001 are as follows (in thousands, except for per share amounts):

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                             2002           2001            2002           2001
                                                             ----           ----            ----           ----
Net Loss ............................................      $ (9,130)      $(11,661)      $(28,821)      $(24,333)
                                                           ========       ========       ========       ========
Class A Common Stock outstanding at beginning
   of period ........................................        52,019         51,160         52,019         49,249
Class B Common Stock outstanding at beginning
   of period ........................................         1,805          2,181          1,805          2,433
Add:
Issuance of Class A Common Stock
  (on a weighted average basis) .....................           451            551            225          2,249
Conversion of Class B Common Stock
  (on a weighted average basis) .....................          --             (345)          --             (597)
Less:
Treasury stock acquired (on a weighted average basis)          (185)          --              (92)          --
Weighted average shares of common stock outstanding
   used in computing basic net loss per share .......        54,090         53,547         53,957         53,334
                                                           ========       ========       ========       ========
Basic and fully diluted net loss per share ..........      $  (0.17)      $  (0.22)      $  (0.53)      $  (0.46)
                                                           ========       ========       ========       ========

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

         On July 31, 2002, the revolving credit agreement with MLMCI was amended to add School Services, LLC ("School Services") as an additional lender and MLMCI as agent of the lenders, increase the line to $55.0 million, and extend the term of the agreement and the line of credit provided thereunder to June 30, 2003. The agreement and the line of credit were subsequently extended to July 15, 2003. As of December 31, 2002, $49.3 million was outstanding under this line of credit bearing interest at LIBOR plus 8.7% and was collateralized by receivables of $79.2 million that were sold in a true sale to Edison Receivables by the Company. The agreement requires the Company to observe certain financial covenants and restrictions including a minimum consolidated tangible net worth and a maximum consolidated debt to equity ratio.

         In addition, the Company separately entered into a Credit and Security Agreement, dated as of July 31, 2002, with School Services, pursuant to which the Company had the right to borrow up to $20.0 million, at an interest rate of 12% per annum, net of certain fees and costs which the Company paid School Services and its affiliates. The agreement provided for a

$10 million term loan collateralized by certain real property owned by the Company, and a $10 million revolving line of credit collateralized by notes receivable from charter schools and other debtors of the Company. Such borrowings are also collaterized by substantially all the other assets of the Company. The facility matures on June 30, 2004 but has prepayment obligations tied to refinancings of the notes receivable from charter schools and such other debtors and to any sale or transfer of the real property. At the time the loans were made, the Company did not have commitment dates for such refinancings or sales or transfers of real property. The agreement requires the Company to meet certain financial covenants including a minimum consolidated tangible net worth, a maximum consolidated debt to equity ratio and a minimum EBITDA requirement for fiscal 2003. In December 2002, a note receivable in the amount of $7.5 million was refinanced. Proceeds from this refinancing were paid directly to School Services and applied to amounts outstanding under the revolving line of credit. Of this amount, $1.3 million represented a permanent reduction in the line of credit and $4.0 million was subsequently reborrowed by the Company. In addition, the Company made a $1.0 million payment on the revolving line of credit pursuant to an amendment to reduce the line of credit commitment by $1.0 million to obtain the release of certain collateral. As of December 31, 2002, $17.7 million was outstanding under these facilities reflecting the maximum amount available under the terms of the facilities.

         In connection with the establishment of the credit facilities described above, the Company also issued warrants for the purchase of up to an aggregate of 10,710,973 shares of class A common stock of the Company, which at such time equaled 16.6% of the total outstanding shares of common stock of the Company, including the shares issuable upon exercise of the warrants. The warrants have an exercise price of $1.00 per share and are exercisable at any time following their issuance and prior to July 31, 2007.

         The value of the warrants on the date of issuance, determined using the Black Scholes model, amounted to approximately $6.6 million. This amount has been credited to additional paid-in capital and deducted and reflected as a discount in the related indebtedness. The discount will be amortized over the respective terms of the related financing agreements, based on a constant effective interest rate.

         Also in connection with the establishment of the credit facilities, the Company paid or agreed to pay approximately $9.2 million in fees and costs associated with the facility, including a $1.6 million payment due upon maturity of the School Services facility. Such fees and costs have been deferred and are being amortized over the respective term of the facilities, based on a constant effective interest rate.

6.       STOCK REPURCHASE PLAN

         During the quarter ended December 31, 2002, the Company commenced a stock repurchase plan to buy back up to 5.4 million shares representing approximately 10% of the common stock outstanding. As of December 31, 2002, the Company had repurchased approximately 1.4 million shares at a cost of $2.0 million. As of January 31, 2003, the Company had repurchased approximately 1.7 million shares representing approximately 32% of the total authorized under the repurchase plan.

7.       STOCK-BASED COMPENSATION

         During the quarter ended December 31, 2002, the Company's stockholders approved an amendment to the 1999 Stock Incentive Plan increasing the number of shares reserved for issuance from 6.5 million shares to 8.5 million shares of Class A common stock. Stock option plans, stock appreciation rights (SARs), restricted stock and other stock based awards are described in the Company's proxy statement for its annual meeting of stockholders held on December 5, 2002. With certain restrictions, requirements for stock option shares and other stock awards can be met from either unissued common stock or treasury shares.

         For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method of accounting prescribed by APB 25. In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the company's stock, as of the grant date, is not greater than the amount an employee must pay to acquire the stock as defined. To the extent that stock options are granted to employees with variable terms or if the fair value of the Company's stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize compensation expense.

         At June 30, 2002, there were no restricted stock grants. During the quarter ended December 31, 2002, 1.0 million shares of Class A restricted common stock were issued of which 0.5 million were vested and outstanding. As of December 31, 2002 the Company had approximately 2.9 million shares of Class A common stock reserved for future grants under the Stock Incentive Plan. Any unused portion, in addition to shares allocated to awards that are canceled or forfeited, is available for grant or award in later years. Restricted stock grants vest as specified in the respective grants.

8.       NOTES RECEIVABLE

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

         Of the approximately $81.8 million of notes and other financing at December 31, 2002, approximately $61.7 million was collateralized and the remaining balance of $20.1 million balance was uncollateralized and in some cases subordinated to other senior debt. Of the approximately $80.9 million in notes receivable, net at June 30, 2002, approximately $61.1 million was collateralized and the remaining balance of $19.8 million was uncollateralized and, in some cases, subordinated to other senior debt. Although the Company intends to refinance many of these notes, should the Company be required to foreclose on the collateral to these notes, it might not be able to liquidate such collateral for proceeds sufficient to cover the notes.

Notes receivable consist of the following:

                                               DECEMBER 31, 2002   JUNE 30, 2002
                                               -----------------   -------------
Notes receivable due from charter schools         $ 87,858           $ 86,435
Allowance for loan losses ...............           (6,052)            (5,542)
                                                   -------            -------
                                                    81,806             80,893
Less, current portion ...................          (17,815)           (12,481)
                                                   -------            -------
Total notes receivable ..................         $ 63,991           $ 68,412
                                                  ========           ========

9.       COMMITMENTS AND CONTINGENCIES

GUARANTEES

         The Company has guaranteed certain debt obligations of charter school boards with which it has management agreements. As of December 31, 2002, the Company had provided guarantees totaling approximately $27.4 million. These debt obligations mature from June 2003 to December 2005. All of the guarantees were issued or modified prior to the effective date of FIN 45, therefore the fair market value of the guarantees are not recorded on the balance sheet or disclosed in the notes.

         As of December 31, 2002, the debt obligations of the charter school boards were current. Under the guarantor agreements, the Company is also required to maintain minimum cash balances that may increase under certain circumstances, as well as satisfy certain financial covenants. The Company was not in compliance with a financial covenant under a guarantee of a charter school board debt obligation with an outstanding balance of approximately $3.5 million at December 31, 2002. The Company has received notification from the lender that it is not immediately making demand under the guaranty while the lender works with the Company to evaluate options. Notwithstanding the foregoing, the lender reserves all its rights and remedies under the guaranty. The Company's debt obligations and underlying covenants are unaffected by the above default.

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

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain of its executives. Such agreements may be terminated by either the executive or the Company at any time and provide, among other things, certain termination benefits. As of December 31, 2002, the aggregate termination benefits of the executives and certain other employees approximated $2.5 million.

         Additionally, the Company has a severance arrangement with its Chairman that provides for the Chairman to receive a payment if his employment is terminated without cause or if he terminates his employment for good reason, including not being reappointed to the position of Chairman. The Chairman would not receive payment in the case of death, disability, or termination for cause. Included in accrued expenses at December 31, 2002 and June 30, 2002 is $3.2 million related to this severance arrangement.

LITIGATION

         Between May 15, 2002 and July 3, 2002, ten class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. These lawsuits are largely identical, and each alleges that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In addition, one lawsuit alleges a claim against Edison for the violation of Section 11 of the Securities Act. They seek an unspecified amount of compensatory damages, costs and expenses related to bringing the actions, and in a few instances, injunctive relief. Plaintiffs allege that Edison's public disclosures from November 1999 to March 2002 regarding its financial condition were materially false and misleading because the Company allegedly improperly inflated its total revenues by including certain payments, including payments for teacher salaries, that were paid directly to third parties by local school districts and charter school boards that contracted with the Company. Several of the lawsuits also mention two restatements of the Company's financial statements, one regarding a warrant purchased in 1998 by a philanthropic organization and the other regarding a severance agreement between the Company and one of its senior officers, made by the Company as a result of the May 14, 2002 cease-and-desist order. On October 29, 2002, the Court consolidated all ten actions and appointed Hawaii Electricians Annuity Fund as lead plaintiff and Milberg Weiss Bershad Hynes & Lerach LLP as lead counsel. Pursuant to the Court's scheduling order, plaintiffs will have until March 6, 2003, to file a consolidated and amended complaint and the Company will have until May 7, 2003, to respond. The Company believes that it has strong defenses to the claims raised by these lawsuits, however the outcome of this litigation cannot be determined at this time. If the Company were not to prevail, the amounts involved could be material to the financial position, results of operations and cash flows of the Company.

         In addition, between May 15, 2002, and July 19, 2002, three lawsuits were filed derivatively on behalf of Edison against certain of Edison's officers and directors in the Supreme Court for the State of New York, County of New York. Plaintiffs in these lawsuits contend that Edison's officers and directors committed various common law torts against the Company in connection with the allegedly improper inflation of Edison's total revenues by including certain expenses, including teacher salaries, that were paid directly by local school districts. In particular, the plaintiffs allege that the officers and directors named as defendants violated their fiduciary duties to Edison by failing to implement and maintain an adequate internal accounting control system, causing Edison to conceal from the public its true financial condition, and using material non-public information to sell shares of Edison common stock and thereby reap millions of dollars in illegal insider trading gains. These lawsuits seek compensatory damages in the amount of the profits that the individual defendants allegedly made, as well as a constructive trust over such profits. On November 14, 2002, the Court consolidated these actions. The Company has negotiated a stipulation in this consolidated action that allows (1) plaintiffs until March 24, 2003 to file a consolidated amended complaint and (2) defendants until May 26, 2003 to file a responsive pleading. The Company believes that Edison's officers and directors also have strong defenses to these lawsuits. See "Additional Risk Factors That May Affect Future Results -- We have been named in several shareholder class action and shareholder derivative lawsuits."

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

OVERVIEW

         We are the nation's largest private operator of public schools serving students from kindergarten through 12th grade. We contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on other public schools in the area. We opened our first four schools in August 1995 and have grown rapidly in every subsequent year, currently serving approximately 80,000 students in 149 schools located in 22 states and the District of Columbia.

         From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of December 31, 2002, our accumulated deficit since November 1996 was approximately $285.4 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital.

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

         Most of our management agreements provide that we earn a fee based upon the number of children that attend our schools and, therefore, we only earn revenue to the extent students attend our schools. In most instances, there is a "base" fee per pupil and several "categorical" fee components paid only for students in certain categories (e.g., low-income, English as a second language, etc.). In some of our charter schools, our fee has a fixed component and variable component. Even in contracts where we have a fixed fee component, we have generally agreed to forego or reduce our fee if there is a budget shortfall at the charter school.

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

DIRECT SITE EXPENSES

         Direct site expenses include most of the expenses incurred on-site at our schools. The largest component of this expense is salaries and wages, primarily for principals and teachers, which are often paid for by our clients on our behalf, in which case they are disclosed as "direct site expense -- client paid." The remaining direct site expenses include on-site administration, facility maintenance, utilities and, in some cases, student transportation. Once staffing levels for the school year are determined, most of these expenses are fixed, and accordingly, variations in enrollment will generally not change the overall cost structure of a school for that year. Direct site expenses do not include teacher training and other pre-opening expenses associated with new schools, financing costs or depreciation and amortization related to technology, including computers for teachers and students, curriculum materials and capital improvements to school buildings.

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

REENGINEERING

         On August 21, 2002, the Company announced several initiatives emerging from a company-wide "reengineering" effort. The initiatives are intended to redesign Edison's infrastructure to improve service delivery to its schools; increase student achievement and customer satisfaction; and accelerate Edison's path to profitability. Among other changes, the Company announced significant improvements in its headquarters operations including an enhanced customer service function; strengthening of its financial reporting and facilities financing unit; a ramp up of its communications function; a more efficient organization of its general financial function, and an alignment of its internal functions with a consolidated and streamlined regional structure. The Company has incurred expenses related to this reengineering in the first and second quarters of approximately $2.3 million.

LOANS TO EXECUTIVES

Benno C. Schmidt, Jr. borrowed $1.6 million from the Company on June 5, 1992 and $200,000 from the Company on January 23, 1996, as evidenced by promissory notes. The loans were recourse and were collateralized by a life insurance policy on Mr. Schmidt. The amounts due from Mr. Schmidt under these loans could be offset by the Company against the amount owed by the Company to Mr. Schmidt under his severance agreement. In October 1999, the promissory notes were amended to change the interest rate to the prime rate in effect from time to time and to extend the date for payment of all principal and accrued interest until the earlier of February 15, 2002 or the termination of Mr. Schmidt's employment with the Company. Prior to this amendment, the notes bore interest at an annual compound rate of 5.83%, and all principal and accrued interest payable under the notes were due on the earlier of February 15, 2000 or the termination of Mr. Schmidt's employment with the Company. In February 2002, the term of the loans was extended to June 15, 2002. In June 2002, the term of the loans was extended to August 31, 2002. Mr. Schmidt made a payment of $1.1 million in October 2002, which was applied toward outstanding interest. The Company has given notice to Mr. Schmidt that the remainder of the loans is due, and with his cooperation is working to expedite collection of the outstanding balance of principal and interest under the loans, which totaled $1.8 million and $0.2 million, respectively.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 31, 2002 COMPARED TO FISCAL QUARTER ENDED DECEMBER 31, 2001

         Net Revenue. Our net revenue decreased to $109.6 million for the three months ended December 31, 2002 from $115.6 million for the same period in the prior year, a decrease of 5.2%. The decrease in revenue was primarily due to the ending of certain unprofitable relationships and the deferral of revenue for certain unsigned contracts together totaling approximately $15.8 million offset by new revenue of approximately $10.0 million from an 8.1% increase in student enrollment (excluding summer school students). The student enrollment increased from approximately 74,000 in the 2001-2002 school year to approximately 80,000 in the 2002-2003 school year, reflecting both the opening of new schools and the expansion of existing schools.

         Direct Site Expenses. Our direct site expenses decreased to $87.7 million for the three months ended December 31, 2002 from $95.9 million for the same period in the prior year, a decrease of 8.6%. The decrease in direct site expenses was primarily due to the ending of certain unprofitable relationships and the deferral of expenses for certain unsigned contracts together totaling approximately $17.6 million offset by increased expenses of $9.6 million related to new schools opened and the expansion of existing schools.

         Gross Site Contribution. Our gross site contribution was $21.9 million for the three months ended December 31, 2002 compared to $19.7 million for the same period in the prior year, an increase of 11.2%. The increase in gross site contribution was due to the above discussed changes in Net Revenue and Direct Site Expenses.

         Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses decreased to $18.2 million for the three months ended December 31, 2002 from $20.8 million for the three months ended December 31, 2001, a decrease of 12.5%. Excluding non-cash stock compensation charges in both periods, our administration, curriculum and development expenses increased to $18.0 million for the three months ended December 31, 2002 from $17.3 million for the three months ended December 31, 2001, an increase of 4.0%. The increase was due, primarily, to the costs of our re-engineering efforts, which totaled $0.7 million for the three months ended December 31, 2002.

         Depreciation and Amortization. Our depreciation and amortization decreased to $8.0 million for the three months ended December 31, 2002 from $9.7 million for the three months ended December 31, 2001, a decrease of 17.5% . The decreased depreciation and amortization resulted from a decrease of $0.9 million in depreciation resulting from fewer acquisitions and a decrease of $0.8 million resulting from the net effect of the change in the average useful life of the depreciable fixed assets.

         Pre-Opening Expenses. Our pre-opening expenses decreased to $1.0 million for the three months ended December 31, 2002 from $1.5 million for the three months ended December 31, 2001, a decrease of 33.3%. This decrease was associated primarily with opening new schools, of which all but two were in Philadelphia. As all training was conducted in Philadelphia, the Company spent significantly less in airfare, hotels and meals as compared to the same period in the prior year.

         Education and Operating Expenses. Our total education and operating expenses decreased to $114.8 million for the three months ended December 31, 2002 from $127.9 million for three months ended December 31, 2001.

         EBITDA. EBITDA means the net gain or loss we would have shown if we did not take into consideration our interest expense, interest income, income tax expense, depreciation and amortization. These costs are discussed above. This amount for the three months ended December 31, 2002 was $2.7 million compared to a negative $2.6 million for the three months ended December 31, 2001. Excluding stock based compensation charges in both periods, EBITDA for the three months ended December 31, 2002 was $2.9 million compared to $0.9 million for the three months ended December 31, 2001. The increase in EBITDA, resulted primarily from site-based operational improvements and lower pre-opening costs. On a per-student basis (excluding summer school students), EBITDA improved to $36 in the three months ended December 31, 2002 compared to $13 for the same period of the prior year.

         Loss from Operations. Our loss from operations decreased to $5.3 million for the three months ended December 31, 2002 from $12.3 million for the three months ended December 31, 2001, an improvement of 56.9%. Excluding stock-based compensation charges, our loss from operations decreased to $5.1 million for the three months ended December 31, 2002 from $8.8 million for the same period of the prior year, an improvement of 42.1%.

         Other Income and Expense. Other income, net, was a negative $3.8 million for the three months ended December 31, 2002 compared to $0.8 million in the three months ended December 31, 2001. The decline was primarily due to a $4.6 million increase in interest expense.

         Net Loss and Net Loss Attributable to Common Stockholders. Our net loss decreased to $9.1 million for the three months ended December 31, 2002 from $11.7 million for the three months ended December 31, 2001, a decrease of 22.2%. Excluding stock compensation charges, our net loss increased to $9.0 million for the second quarter of fiscal 2003 from $8.1 million for the second quarter of fiscal 2002, an increase of 11.1%.

THE SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2001

         Net Revenue. Our net revenue decreased to $182.7 million for the six months ended December 31, 2002 from $205.4 million for the same period in the prior year, a decrease of 11.1%. The decrease in revenue was primarily due to the ending of certain unprofitable relationships and the deferral of revenue for certain unsigned contracts together totaling approximately $33.7 million and a non-recurring fee of $2.7 million from a one time consulting engagement in fiscal 2002. These charges are offset by new revenue of approximately $13.9 million from an 8.1% increase in student enrollment (excluding summer school students) from approximately 74,000 in the 2001-2002 school year to approximately 80,000 in the 2002-2003 school year, reflecting both the opening of new schools and the expansion of existing schools.

         Direct Site Expenses. Our direct site expenses decreased to $152.3 million for the six months ended December 31, 2002 from $176.3 million for the same period in the prior year, a decrease of 13.5%. The decrease in direct site expenses was primarily due to the ending of certain unprofitable relationships and the deferral of expenses for certain unsigned contracts together totaling approximately $33.9 million offset by increased expenses of $11.8 million related to new schools opened and the expansion of existing schools.

         Gross Site Contribution. Our gross site contribution was $30.4 million for the six months ended December 31, 2002 compared to $29.1 million for the same period in the prior year. The increase in gross site contribution was due to the above discussed changes in Net Revenue and Direct Site Expenses.

         Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $34.1 million for the six months ended December 31, 2002 from $32.0 million for the six months ended December 31, 2001, an increase of 6.6%. Excluding non-cash stock compensation charges and credits in both periods and non-recurring charges in connection with a consulting engagement in fiscal 2002, our administration, curriculum and development expenses increased to $33.8 million for the six months ended December 31, 2002 from $31.3 million for the six months ended December 31, 2001, an increase of 8.0%. The increase was due primarily to the costs of our re-engineering efforts, which totaled $2.3 million for the six months ended December 31, 2002.

         Depreciation and Amortization. Our depreciation and amortization decreased to $17.1 million for the six months ended December 31, 2002 from $17.6 million for the six months ended December 31, 2001, a decrease of 2.8%. The decreased depreciation and amortization resulted from a decrease of $0.5 million in depreciation resulting from fewer asset acquisitions.

         Pre-Opening Expenses. Our pre-opening expenses decreased to $3.0 million for the six months ended December 31, 2002 from $5.2 million for the six months ended December 31, 2001, a decrease of 42.3%. This decrease was associated primarily with opening new schools, of which all but two were in Philadelphia. As all training was conducted in Philadelphia, the Company spent significantly less in airfare, hotels and meals as compared to the same period for the prior year.

         Education and Operating Expenses. Our total education and operating expenses decreased to $206.4 million for the six months ended December 31, 2002 from $231.0 million for six months ended December 31, 2001.

         EBITDA. EBITDA, means the net gain or loss we would have shown if we did not take into consideration our interest expense, interest income, income tax expense, depreciation and amortization. These costs are discussed above. This amount for the six months ended December 31, 2002 was negative $6.7 million compared to negative $8.1 million for the six months ended December 31, 2001. Excluding stock compensation charges and credits in both periods, EBITDA for the six months ended December 31, 2002 was a negative $6.4 million compared to a negative $9.9 million for the six months ended December 31, 2001. The increase in EBITDA, resulted primarily from site-based operational improvements and lower pre-opening costs. On a per-student basis (excluding summer school students), EBITDA, improved to negative $80 in the six months ended December 31, 2002 compared to negative $133 for the same period of the prior year.

         Loss from Operations. Our loss from operations decreased to $23.7 million for the six months ended December 31, 2002 from $25.6 million for the six months ended December 31, 2001, a decrease of 7.4%. Excluding stock compensation charges and credits and non-recurring charges in connection with a consulting engagement in fiscal 2002, our loss from operations decreased to $23.5 million for the first half of fiscal 2003 from $24.9 million for the first half of fiscal 2002, a decrease of 3.8%.

         Other Income and Expense. Other income, net, was a negative $4.7 million for the six months ended December 31, 2002 compared to $1.6 million in the six months ended December 31, 2001. The decline was primarily due to the $6.3 million increase in interest expense.

         Net Loss and Net Loss Attributable to Common Stockholders. Our net loss increased to $28.8 million for the six months ended December 31, 2002 from $24.3 million for the six months ended December 31, 2001, an increase of 18.5%. Excluding stock compensation charges, our net loss increased to $28.6 million for the six months ended December 31, 2002 from $26.1 million for the six months ended December 31, 2001, an increase of 9.6%.

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

         In November 2001, Edison Receivables entered into a $35.0 million revolving credit facility (the "MLMCI Facility") with MLMCI, collateralized by certain accounts receivable purchased from or contributed by the Company. Borrowings are limited to specified percentages of eligible accounts receivable, as defined. The MLMCI Facility originally had a term of one year, with interest determined on a Eurodollar or prime rate basis at the Company's option and a commitment fee of .50% per annum on the unused portion of the commitment.

         On July 31, 2002, the MLMCI Facility was amended to add School Services as an additional lender and MLMCI as agent of the lenders, increase the line of credit to $55.0 million, and extend the term of the agreement and the line of credit provided thereunder to June 30, 2003. The agreement and the line of credit were subsequently extended to July 15, 2003. The interest rate under the amended MLMCI Facility was increased to LIBOR plus 8.7% or prime plus 4.5% at the Company's option. We paid certain fees and costs related to the MLMCI Facility, aggregating approximately $3.2 million. As of December 31, 2002, $49.3 million was outstanding under this line of credit bearing interest at LIBOR plus 8.7% and was collateralized by receivables of $79.2 million that were sold in a true sale to Edison Receivables by the Company. The agreement requires that the Company observe certain financial covenants and restrictions including a minimum consolidated tangible net worth and a maximum consolidated debt to equity ratio. In January 2003, the Company paid down an additional $7.5 million on this facility.

         Additionally, on July 31, 2002 the Company entered into a two-year Credit and Security Agreement (the "New Credit Facility") with School Services, which provides for a term loan in the amount of $10.0 million, collateralized by property held by 110th and 5th Associates, LLC, a wholly owned subsidiary of the Company, and a revolving loan not to exceed $10.0 million, collateralized by substantially all of the Company's assets other than the property collateralizing the term loan. Interest on both the term and revolving loans was set at 12.0% per annum. The facility was reduced by the amount of certain fees and costs which the Company paid to School Services and its affiliates, aggregating approximately $2.8 million. Additionally, we agreed to pay a fee of $1.6 million at loan maturity or the earlier prepayment of the term loan component of the facility. This facility is collaterized by certain real property owned by the Company and certain of its subsidiaries, notes receivable from charter schools and other debtors of the Company and substantially all of the other assets of the Company. However, the loan commitment is to be reduced by an agreed upon percentage of the net proceeds of any refinancing paid to the Company. The agreement requires the Company to observe certain financial covenants and restrictions including a minimum consolidated tangible net worth, a maximum consolidated debt to equity ratio and a minimum EBITDA requirement for fiscal 2003. As of December 31, 2002, $17.7 million was outstanding under these facilities, which represents the maximum amount available for borrowing.

         In connection with the establishment of the amended MLMCI Facility and the New Credit Facility, the Company also issued warrants for the purchase of up to 10,710,973 shares of Class A common stock of the Company, which at such time equaled 16.6% of the total outstanding shares of common stock of the Company, including the shares issuable upon exercise of the warrants. The warrants have an exercise price of $1.00 per share and are exercisable at any time following their issuance and prior to July 31, 2007.

         For the six months ended December 31, 2002, we used approximately $3.7 million for operating activities. This use primarily resulted from $28.8 million of net loss offset by $23.6 million of depreciation and amortization and other non-cash operating charges including the changes in the working capital accounts.

         For the six months ended December 31, 2002, we used approximately $10.6 million in investing activities. During this period, we invested approximately $9.9 million in our schools and central office. This amount includes the investments we made in technology and curriculum in each of the schools we opened. We have also advanced funds of $7.8 million to our charter board clients or their affiliates to help obtain, renovate and complete school facilities. During this same period, we also received approximately $6.1 million on proceeds from notes receivable and advances due from charter schools. In October 2002, we received $1.1 million payment toward an executive's loan.

         For the six months ended December 31, 2002, we received, approximately $10.7 million from our financing activities. This amount includes borrowings under our lines of credit of $17.4 million and borrowings under our term loan of $10.0 million. These proceeds were partially offset by costs in connection with our equity financing of $1.5 million and the repayment of notes payable and capital lease obligations totaling $12.0 million and purchase of treasury stock of $0.5 million. The Company also increased the amount of restricted cash by $2.7 million to comply with certain agreements.

         Our debt obligations as of June 30, 2002, September 30,2002 and December 31, 2002 is summarized in the table below:

DEBT FACILITIES                           Jun. 2002     Sept. 2002     Dec. 2002
---------------                          ----------    -----------    ----------
Capital leases and notes payable            28,171         23,384         16,168
School Services term loan                                  10,000         10,000
School Services revolving loan                             10,000          7,666
MLMCI revolving loan                        34,000         49,325         49,325
Shareholders notes payable                   6,604          6,604          6,604
                                         ---------     ----------     ----------
                                            68,775         99,313         89,763
                                         ---------     ----------     ----------
Unamortized original issue discount                        (6,276)        (4,895)

In relation to the warrant issuance      ---------     ----------     ----------
attached to the financing                   68,775         93,037         84,868
                                         =========     ==========     ==========

         We expect our cash on hand, together with borrowings under financing arrangements, as mentioned above, expected reimbursements of advances we have made to charter boards and acceleration of collections of our accounts receivable will be sufficient to meet our working capital needs to operate our existing schools through fiscal 2003. Our near-term capital needs are generally growth related and are dependent upon our rate of growth and our mix of charter schools and contract schools, as charter schools usually require us to advance funds to help charter boards obtain, renovate and complete school facilities. Our plan for fiscal year 2003 is to continue to refinance, with third-party lenders, a minimum of $23 million of loans we have made to charter boards to fund our current growth plans for the 2003-2004 school year. While we have completed such financings in the past, we cannot be certain we will obtain such financing on favorable terms, if any. To the extent we cannot raise sufficient funds through the refinancing of our loans to charter boards with third-party lenders, we may seek to expand our financing arrangements or reduce our growth plans. Depending on the terms of any financing arrangements, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Notwithstanding the above statements, management does not presently have any intention of issuing any substantial incremental equity in the near term other than equity associated with management compensation plans. Additionally, given the general improvement in our financial position, we intend to refinance certain debt which we took on last summer. This will decrease our future cost of capital and therefore improve our earnings per share. However, this refinancing would require us to take a one-time charge for any unamortized financing cost related to the debt refinancing remaining at the time of refinancing.

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

         We ran summer school programs for 51 districts in the state of Missouri during May, June and July of 2002. We spent approximately $19 million, which includes teachers' salaries, curriculum and other educational/promotional materials, over the two month period. The payment terms of the related billings ranged from 12 to 18 months, therefore, cash receipts of revenue will lag outlay of cash for expenditures by more than one year. As of September 30, 2002, we had accounts receivables of $66.8 million for managed schools and $28.1 million for our summer school program of which $22.8 million was classified as long term. For the quarter ended December 31, 2002 our accounts receivable were $59.0 million for managed schools and $16.0 million for our summer program, a decline of 11.6% and 43.4% respectively.

         In general, our ability to achieve positive cash flow will be dependent on the volume of schools with positive gross site contribution to offset central office and overhead expenses. Because gross site contribution is the difference between site revenue and site expenditures, positive gross site contribution can be achieved at a range of enrollment levels. While higher enrollment tends to have a positive effect on gross site contribution, our growth and cash flow do not depend totally on 100% enrollment.

         Capital expenditures for fiscal 2003 are expected to be approximately $15.0 million, which includes approximately

$5.0 million for computers and other technology at our schools, approximately $7.0 million for curriculum materials, approximately $1.0 million for the purchase and improvement of property at our schools, and $2.0 million for technology, leasehold improvements, and other capital items at our headquarters. Additionally, we expect to make additional advances or loans approximating $3.5 million to new charter board clients to help secure and renovate school properties during the remainder of the 2002-2003 school year. Pursuant to our philanthropic commitments, a portion of which we expect will be refinanced through third parties, we expect to make charitable donations of approximately $2.3 million to benefit certain clients over the remainder of this fiscal school year.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the information set forth in this report, including our financial statements and the related notes.

WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE

         We have incurred substantial net losses in every fiscal period since we began operations. For the quarter ended December 31, 2002, our net loss was $9.1 million. As of December 31, 2002, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $285.4 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that we can profitably manage public schools. In order to achieve profitability, we believe it will be necessary to improve gross site margin while maintaining educational quality and continuing to reduce central expenses as a percentage of net revenue. We have undertaken a "reengineering" process intended to increase our efficiency and help us attain profitability while improving client service. There can be no assurance, however, that we will be successful in meeting the objectives of the reengineering. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise additional capital and continue operations.

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

WE COULD BE LIABLE FOR EVENTS THAT OCCUR AT OUR SCHOOLS

         We could become liable for the actions of principals, teachers and other personnel in our schools. In the event of on-site accidents, injuries or other harm to students, we could face claims alleging that we were negligent, provided inadequate supervision or were otherwise liable for the injury. We could also face allegations that teachers or other personnel committed child abuse, sexual abuse or other criminal acts. In addition, if our students commit acts of violence, we could face allegations that we failed to provide adequate security or were otherwise responsible for their actions, particularly in light of certain highly publicized incidents of school violence. Although we maintain liability insurance, this insurance coverage may not be adequate to fully protect us from these kinds of claims. In addition, we may not be able to maintain our liability insurance in the future at reasonable prices or at all. A successful liability claim could injure our reputation and hurt our financial results. Even if unsuccessful, such a claim could cause unfavorable publicity, entail substantial expense and divert the time and attention of key management personnel, which could cause our financial results to suffer.

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

WE HAVE LIMITED EXPERIENCE OPERATING FOUR-YEAR HIGH SCHOOLS

         An element of our strategy is to increase our business with existing customers by opening new schools in school districts which we have an existing relationship. An important aspect of this strategy is to open Edison high schools in districts where we operate elementary and middle schools. Because we have limited experience operating high schools, our complete high school curriculum, school design and operating plan are not fully tested. In addition, school districts typically spend more per pupil on high school education than on elementary education. By contrast, some of our management agreements provide that we recognize for each student, regardless of grade level, the average per-pupil funding spent by the school district for all grade levels. For this reason, in these schools we recognize less funding per high school student than is spent by the school district for each of its high school students. In these situations, our success depends upon our ability to deliver our high school design based on the same per-pupil spending as in our elementary schools. If we are unable to successfully and profitably operate high schools, our ability to pursue our growth strategy will be impaired, which could adversely affect the market price of our class A common stock.

OUR LENGTHY SALES CYCLE AND UNCERTAINTIES INHERENT IN THE PROCESS THROUGH WHICH WE DEVELOP NEW BUSINESS COULD DELAY NEW BUSINESS AND AFFECT OUR RATE OF GROWTH

         The time between initial contact with a potential contract or charter client and the ultimate opening of a school, and related recognition of revenue, typically ranges between 9 and 27 months. Our sales cycle for contract schools is generally lengthy due to the approval process at the local school board level, the political sensitivity of converting a public school to private management and the need, in some circumstances, for cooperation from local unions. We also have a lengthy sales cycle for charter schools for similar reasons, as well as the need to arrange for facilities to house the school. In addition, we are occasionally presented with potential opportunities to take over the management of several schools in a single district or area at the same time, which likewise have a lengthy sales cycle. The outcome of these opportunities can have a meaningful effect on our rate of growth. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing of new management agreements. Any delay in completing, or failure to complete, management agreements could hurt our financial performance. Press speculation concerning the outcome of these processes may adversely affect our stock price from time to time.

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

WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOL BOARDS THAT MAY NOT BE
REPAID

         As of December 31, 2002, we have outstanding loans or advances to charter boards of $81.8 million, net of allowances, to finance the purchase or renovation of school facilities we manage. Approximately $20.1 million of these loans, representing 18 schools, are uncollateralized or subordinated to a senior lender. In addition, with respect to the loans that are collateralized, if we were required to foreclose on the collateral securing those loans, we might not be able to liquidate the collateral for proceeds sufficient to cover the loan amount. If any of these advances or loans are not repaid when due, our financial results could be adversely affected. Some of our charter schools have obtained tax-exempt financing to repay these loans and advances, but there can be no assurance that our other charter schools will continue to obtain such tax-exempt financing. While we are currently exploring a variety of other financing structures to assist charter schools in repaying these loans and advances, there can be no assurance that we will be able to implement any of these financing structures.

WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

         We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. For nine of our charter schools, we have entered into a long-term lease for the school facility that exceeds the current term of the management agreement by as much as 15 years. If our management agreements were to be terminated or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. For example, as of December 2001, we terminated a management agreement covering three schools for which we continue to have a long-term lease obligation in connection with the school's facilities. Although we have signed a lease with the school covering the 2002-2003 school year, we have no assurance that the lease will be renewed or that we will be able to find other tenants to lease the facility.

         As of December 31, 2002, our aggregate future lease obligations totaled $48.0 million, with varying maturities over the next 18 years. In nine of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. As of December 31, 2002 the amount of loans we had guaranteed totaled $27.4 million. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings.

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


         - We recognize revenue for each managed school pro rata over the 11 months from August through June, typically the period over which we perform our services, and except for revenue related to our summer school programs, we recognize no school revenue in July. Most of our site costs are also recognized over the 11 months from August through June. For this reason, the first quarter of our fiscal year has historically reflected less revenue and lower expenses than the other three quarters, and we expect this pattern to continue.

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

         Warrants issued in connection with the establishment of the Credit Facilities are for the purchase of up to 10,710,973 shares of class A common stock at $1 per share. The shares to be issued in connection with the warrants equaled at such time approximately 16.6% of the total outstanding shares of common stock of the Company, (including the shares issuable upon exercise of the Warrants but prior to any resale of such shares by the holders). The issuance of such shares will dilute the current stockholders of the Company and could have an adverse effect on the market price for the shares of class A common stock. In addition, the shares issuable upon exercise of the warrants are registered pursuant to a registration statement, and any sales of such shares may have a further adverse effect on the market price for the shares of the class A common stock.

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

WE MUST COMPLY WITH THE TERMS OF A SETTLEMENT AGREEMENT ENTERED INTO BY THE COMPANY AND THE SECURITIES AND EXCHANGE COMMISSION

         On May 14, 2002, the Company entered into a settlement agreement with the Securities and Exchange Commission, pursuant to which the Company agreed to enhance disclosure of its revenue recognition practices, by adopting a statement of operations presentation that includes a line item for "Gross Student Funding," as well as full disclosure of all expenses paid by Edison and all expenses paid by the local districts, and improve its internal accounting system by creating an Internal Audit Department. The Company intends to fully comply with the terms and conditions of the settlement agreement. However, if we fail to comply with the settlement agreement, or are perceived by the Securities and Exchange Commission to have failed to comply, we may face additional scrutiny from the Commission, which could have a material adverse effect on our financial condition and results of operations.

WE MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH COULD RESULT IN A LIMITED PUBLIC MARKET FOR OUR CLASS A COMMON STOCK

         On August 27, 2002, we received notice from Nasdaq that the price of our class A common stock had closed below the minimum $1.00 per share for 30 consecutive trading days as required for continued listing under Nasdaq's marketplace rules. We subsequently reestablished compliance with the rule which requires our stock to close above the minimum $1.00 per share price for ten (10) consecutive trading days. However, we have no assurance that we will continue to trade above the minimum $1.00 per share price as required under Nasdaq's marketplace rules for continued listing. Delisting from the Nasdaq market could adversely affect the liquidity and price of our class A common stock and could have long-term impact on our ability to raise future capital.

         Additionally, Nasdaq's listing requirements provide that a listed company must have an audit committee comprised of at least three independent directors. The Company's audit committee is currently comprised of two independent board members, one of whom serves as chairman. The Company is in the process of recruiting a third independent board member to serve on the committee and has reviewed this situation with Nasdaq. Until the audit committee has three independent directors as members, the Company will be in violation of the Nasdaq listing requirements.

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

         We currently have market risk sensitive instruments related to interest rates. We had outstanding long-term notes payable of $24.3 million at December 31, 2002. Interest rates on the notes are fixed and range from 9.5% to 16.7% per annum and have terms of 24 to 48 months.

         We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

         Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $37.0 million at December 31, 2002. We invest cash mainly in money market accounts and other investment-grade securities. We do not purchase or hold derivative financial instruments for trading purposes.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Please refer to Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On December 5, 2002, the Company held its Annual Meeting of Stockholders. Of 52,018,855 shares of Class A Common Stock entitled to vote, 45,919,962 were present at the meeting or represented by proxy, and of 1,805,132 shares of Class B Common Stock entitled to vote, 1,721,351 were present at the meeting or represented by proxy. The following sets forth a description of each matter voted on and the votes cast.

         1) A proposal to elect 11 directors for the following year. The holders of Class A Common Stock and Class B Common Stock voted separately in the election of directors, with the holders of Class A Common Stock entitled to elect four directors and the holders of Class A Common Stock entitled to elect seven directors.

         Directors elected by the holders of Class A Common Stock:

                        Number of Shares of Class A Common Stock

                                FOR            WITHHELD
John B. Balousek             44,296,829       1,623,133
Christopher D. Cerf          38,192,929       7,727,033
Joan Ganz Cooney             44,297,163       1,622,799
Reverend Floyd H. Flake      41,711,818       4,208,144
Ronald F. Fortune            44,296,864       1,623,098
Paul A. Lincoln              44,297,064       1,622,898
Benno C. Schmidt, Jr         38,152,179       7,767,783

Directors elected by the holders of Class B Common Stock:

                        Number of Shares of Class B Common Stock

                               FOR             WITHHELD
Charles J. Delaney          1,721,351              0
Lowell W. Robinson          1,721,351              0
Timothy P. Shriver          1,721,351              0
H. Christopher Whittle      1,720,810            270

For the following matters, both classes of common stock voted together as a single class, with each share of Class A Common Stock entitled to cast one vote and each share of Class B Common Stock entitled to cast ten votes.

         2) A proposal to approve an amendment to the Company's 1999 Stock Incentive Plan to increase the total number of shares of Class A Common Stock authorized for issuance thereunder from 6,500,000 shares to 8,500,000 shares.

                  For the above referenced proposal, 45,107,537 votes were cast in favor of the proposal, 17,990,381 votes were cast against the proposal, and 35,554 votes were withheld.

         3) A proposal to ratify Board of Directors' selection of PricewaterhouseCoopers LLP as Edison's independent auditors for the current year.

                  For the above referenced proposal, 59,158,064 votes were cast in favor of the proposal, 3,947,598 votes were cast against the proposal, and 27,810 votes were withheld.

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

         10.56 Amendment to Letter Agreement between H. Christopher Whittle and Edison Schools Inc. Dated December 18, 2001

         10.57 Amendment to Letter Agreement between Christopher D. Cerf and Edison Schools Inc. Dated July 1, 1999

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

                                EDISON SCHOOLS INC.

Date February 14, 2002          /s/ H. Christopher Whittle
                                    --------------------------------------
                                    H. Christopher Whittle
                                    Chief Executive Officer

Date February 14, 2002          /s/ Christopher J. Scarlata
                                    --------------------------------------
                                    Christopher J. Scarlata
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Accounting Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: February 14, 2003             /s/ H. Christopher Whittle
                                    -------------------------------------
                                    H. Christopher Whittle
                                    Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: February 14, 2003     /s/ Christopher J. Scarlata
                            -------------------------------------
                            Christopher J. Scarlata
                            Executive Vice President and Chief Financial Officer