Form 10-Q
period 2003-03-31
EDISON SCHOOLS INC
filed 2003-05-15
CIK 1089567

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                  (1)   Yes |X| No | |    (2)   Yes |X| No | |

     The number of shares outstanding of each of the Registrant's classes of common stock:

                                   51,234,154

   (Number of shares of Class A Common Stock Outstanding as of April 30, 2003)

                                    1,627,933

   (Number of shares of Class B Common Stock Outstanding as of April 30, 2003)

                               EDISON SCHOOLS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                                               PAGE
                                                                                               ----
PART I. FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS - Unaudited
         Condensed Consolidated Balance Sheets as of March 31, 2003 and
           June 30, 2002 .................................................................         3
         Condensed Consolidated Statements of Operations for the Three Months and Nine
           Months Ended March 31, 2003 and 2002 ..........................................         4
         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           March 31, 2003 and 2002 .......................................................         5
         Notes to Condensed Consolidated Financial Statements ............................      6-13
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .............................................        13
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............        31
         ITEM 4. CONTROLS AND PROCEDURES .................................................        31
PART II. OTHER INFORMATION
                 ITEM 1. LEGAL PROCEEDINGS ...............................................        31
                 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .......................        31
                 ITEM 3. DEFAULTS UPON SENIOR SECURITIES .................................        31
                 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............        31
                 ITEM 5. OTHER INFORMATION ...............................................        31
                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................        32
                         SIGNATURES ......................................................        32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               EDISON SCHOOLS INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS -UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                            MARCH 31, 2003        JUNE 30,2002
                                                                                            --------------        ------------
ASSETS
Current assets:
   Cash and cash equivalents ........................................................          $  32,690           $  40,648
   Accounts receivable ..............................................................             75,621              68,589
   Notes receivable, net ............................................................             20,350              12,481
   Other receivables ................................................................              8,052               9,551
   Other current assets .............................................................             10,227               8,666
                                                                                               ---------           ---------
     Total current assets ...........................................................            146,940             139,935

Property and equipment, net .........................................................             92,852             111,106
Restricted cash .....................................................................              8,854               6,715
Notes receivable, net, less current portion .........................................             61,975              68,412
Other receivables, less current portion .............................................              3,281                 231
Long-term receivables ...............................................................                 --              26,461
Investment ..........................................................................             1,250               1,250
Other assets ........................................................................             25,779              27,266
                                                                                               ---------           ---------
     Total assets ...................................................................          $ 340,931           $ 381,376
                                                                                               =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings ............................................................          $  47,455           $  34,000
   Current portion of long-term debt ................................................             19,286              18,364
   Accounts payable .................................................................             16,139              24,686
   Accrued expenses .................................................................             39,815              50,557
                                                                                               ---------           ---------
     Total current liabilities ......................................................            122,695             127,607

Long-term debt, less current portion ................................................              3,955               9,807
Stockholders' notes payable .........................................................              6,604               6,604
Other liabilities ...................................................................              3,316               2,487
                                                                                               ---------           ---------
     Total liabilities ..............................................................            136,570             146,505
                                                                                               ---------           ---------

Minority interest in subsidiary .....................................................              2,434               2,487
                                                                                               ---------           ---------

Stockholders' Equity:
Class A common, par value $.01; 150,000,000 shares authorized; 53,196,054 shares issued and 51,234,154 outstanding at March 31, 2003 and 52,018,555 shares issued
and outstanding at June 30, 2002 ....................................................                532                 520
Class B common, par value $.01; 5,000,000 shares authorized; 1,627,933 and
1,805,132 shares issued and outstanding at March 31, 2003 and at June 30, 2002,
respectively ........................................................................                 16                  18
Additional paid-in capital ..........................................................            496,005             489,279
Unearned stock-based compensation ...................................................               (213)               (823)
Accumulated deficit .................................................................           (291,796)           (256,610)
Treasury stock, 1,711,900 shares of Class A Common Stock at cost ....................             (2,617)                 --
                                                                                               ---------           ---------
     Total stockholders' equity .....................................................            201,927             232,384
                                                                                               ---------           ---------
     Total liabilities and stockholders' equity .....................................          $ 340,931           $ 381,376
                                                                                               =========           =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDISON SCHOOLS INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -UNAUDITED FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         ----------------------------------      ----------------------------------
                                                         MARCH 31, 2003      MARCH 31, 2002      MARCH 31, 2003      MARCH 31, 2002
                                                         --------------      --------------      --------------      --------------
Gross Student Funding .............................        $ 115,399           $ 131,165           $ 311,052           $ 361,774
                                                           =========           =========           =========           =========

Net revenue .......................................        $ 108,382           $ 121,904           $ 291,054           $ 327,286
                                                           ---------           ---------           ---------           ---------
Education and operating expenses:
   Direct site expenses
     Company paid .................................           47,579              50,161             131,253             142,043
     Client paid ..................................           37,846              49,994             106,439             134,395
   Administration, curriculum and development .....           17,030              18,075              51,125              50,048
   Depreciation and amortization ..................            9,027               9,453              26,092              27,014
   Pre-opening expenses ...........................              432                 402               3,422               5,608
                                                           ---------           ---------           ---------           ---------
     Total education and operating expenses .......          111,914             128,085             318,331             359,108
                                                           ---------           ---------           ---------           ---------

Loss from operations ..............................           (3,532)             (6,181)            (27,277)            (31,822)

Other income (expense):
Interest income ...................................            2,214               2,434               6,465               7,061
Interest expense ..................................           (4,868)             (1,769)            (14,194)             (4,788)
Other .............................................               18              (6,753)                360              (6,732)
                                                           ---------           ---------           ---------           ---------
     Total other ..................................           (2,636)             (6,088)             (7,369)             (4,459)
                                                           ---------           ---------           ---------           ---------

Loss before provision for state and local taxes ...           (6,168)            (12,269)            (34,646)            (36,281)
Provision for state and local taxes ...............             (197)               (514)               (540)               (835)
                                                           ---------           ---------           ---------           ---------
Net loss ..........................................        $  (6,365)          $ (12,783)          $ (35,186)          $ (37,116)
                                                           =========           =========           =========           =========

Per common share data:
   Basic and diluted net loss per share ...........        $   (0.12)          $   (0.24)          $   (0.66)          $   (0.69)
                                                           =========           =========           =========           =========
   Weighted average shares of common stock
    outstanding used in computing basic and
    diluted net loss per share ....................           52,655              53,771              53,529              53,477
                                                           =========           =========           =========           =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDISON SCHOOLS INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                                                                         2003          2002
                                                                                       --------      --------
Cash flows from operating activities:
  Net loss .......................................................................     $(35,186)     $(37,116)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...............................................       25,983        26,419
     Amortization of contracts and deferred costs ................................        2,797           980
     Amortization of original issue discount on notes receivable .................         (113)         (102)
     Amortization of debt issuance costs and original issue discount on
       indebtedness ..............................................................        7,742            --
     Stock-based compensation ....................................................          589        (5,727)
     Provision for notes receivable ..............................................          594            --
     Provision for property and equipment and other assets .......................        1,080            --
     Loss on disposal of property and equipment ..................................          407         2,569
     Interest on notes receivable ................................................          265        (2,216)
     Impairment of investment in unconsolidated entity ...........................           --         6,774
     Changes in working capital accounts .........................................         (887)      (10,089)
     Other .......................................................................          (53)          (42)
                                                                                       --------      --------
       Cash provided by (used in) operating activities ...........................        3,218       (18,550)
                                                                                       --------      --------

Cash flows from investing activities:
  Additions to property and equipment ............................................      (11,335)      (16,588)
  Proceeds from disposition of property and equipment, net .......................        2,263            --
  Proceeds from notes receivable and advances due from charter schools ...........        7,450        11,674
  Notes receivable and advances due from charter schools .........................       (8,762)      (36,029)
  Proceeds received from a stockholder loan ......................................        1,100            --
  Business acquisition, net ......................................................           --           149
  Other assets ...................................................................          (90)       (1,824)
                                                                                       --------      --------
     Cash (used in) investing activities .........................................       (9,374)      (42,618)
                                                                                       --------      --------

Cash flows from financing activities:
  Net borrowings under lines of credit ...........................................       15,510        20,000
  Proceeds from term loan, included in short-term borrowings .....................       10,000            --
  Payments on notes payable and capital leases ...................................      (15,293)      (14,340)
  Costs in connection with debt financing ........................................       (7,263)         (840)
  Proceeds from issuance of stock and warrants ...................................           --         1,811
  Purchase of treasury stock .....................................................       (2,617)           --
  (Increase) decrease in restricted cash .........................................       (2,139)        3,598
                                                                                       --------      --------
     Cash (used in) provided by financing activities .............................       (1,802)       10,229
                                                                                       --------      --------

Decrease in cash and cash equivalents ............................................       (7,958)      (50,939)
Cash and cash equivalents at beginning of period .................................       40,648        96,195
                                                                                       --------      --------
Cash and cash equivalents at end of period .......................................     $ 32,690      $ 45,256
                                                                                       ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the periods for:
     Interest ....................................................................     $  5,909      $  4,025
     State and local taxes .......................................................     $    232      $    712

Supplemental disclosure of non-cash investing and financing activities:
  Obligations assumed in connection with new contracts ...........................                   $  9,700
  Property and equipment acquired under capital lease obligations ................     $  2,111      $  7,530
  Additions to property and equipment included in accounts payable ...............     $  1,223      $  4,279

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EDISON SCHOOLS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements have been prepared by Edison Schools Inc. (the "Company") in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring items necessary to present fairly the financial position and results of operations have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2002. The June 30, 2002 financial statements shown in the condensed consolidated financial statements in this Form 10-Q were derived from the audited financial statements included in the Company's Form 10-K/A filed on October 2, 2002.

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

      Since inception, the Company has incurred annual losses from operations and has had annual negative cash flows from operations. The cash needs of the business have been financed through a combination of debt and equity financing. In the first quarter of fiscal 2003, the Company entered into additional financings (see Note 6). The Company's $55.0 million revolving credit facility expires July 15, 2003 and we intend to refinance this debt with a new asset based facility. If the Company is unable to refinance its revolving credit facility, the Company may be forced to issue additional equity or restructure existing debt.

      In fiscal year 2003, the Company has continued to improve its gross site contribution margins while maintaining education quality and continuing to reduce operating expenses as a percentage of net revenue. The Company continues its "reengineering" process to increase efficiency and help attain profitability while improving client service. Part of this initiative includes the streamlining of processes within the Company, reductions in personnel and the implementation of cost control measures.

      In addition to the above, the Company is dependent upon the continuation of its school management agreements for recurring revenues and growth. Some of the management agreements may be terminated at will by the school district or charter board. The Company may also seek the early termination of, or not seek to renew, a limited number of management agreements in any year.

2. DESCRIPTION OF BUSINESS

      The Company primarily manages elementary and secondary public schools under contracts with school districts and charter schools located in 22 states, and Washington, D.C. The Company opened its first four schools in the fall of 1995 and, as of March 31, 2003, is operating 149 schools with approximately 80,000 students.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by FAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations or other exit or disposal activities. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the accounting for, and disclosure of, the issuance of certain types of guarantees, including the requirement that a liability be recorded in the guarantor's balance sheet at the fair value of the guarantee upon issuance or substantial modification. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not issued or modified any guarantees affected by FIN 45 (see note
9).

      In December 2002, the FASB issued FAS 148, " Accounting For Stock Based Compensation - Transition And Disclosure - An Amendment of FAS 123" ("FAS 148"). FAS 148 does not change the provisions of FAS 123 that permit the Company to continue to apply the intrinsic value method of APB 25, Accounting For Stock Issued To Employees ("APB 25"). Under FAS 148, companies that choose to adopt the accounting provisions of FAS 123 may choose from three transition methods: the prospective method, modified prospective method and retroactive restatement method. The Company continues to account for stock compensation under APB 25, and therefore under FAS 148 is required to disclose the net income and earnings per share (basic and diluted), the compensation expense net of tax included in net income, compensation that would have been included in net income had the company adopted FAS 123 for all awards granted, modified or settled since December 14, 1994 and pro forma net income and earnings per share beginning with the quarter ended March 31, 2003.

      In January 2003, the FASB issued Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on its financial statements.

4. STOCK-BASED COMPENSATION

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

      In October 2002, the board of directors approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance to 8,500,000 Shares of Class A common stock. The Company's stockholders approved this amendment in December 2002.

      During the quarter ended March 31, 2003, 1,134,500 options on shares of Class A common stock were issued. As of March 31, 2003, the Company had approximately 3.0 million shares of Class A common stock reserved for future grants under the Stock Incentive Plan. Any unused portion, in addition to shares allocated to awards that are canceled or forfeited, is available for grant or award in later years. Restricted stock grants vest as specified in the respective grants.

      In accordance with FAS 148, the table below summarizes the effect of compensation costs for the three and the nine months ended March 31, 2003 and March 31, 2002 for the Company's stock option issuances, if such stock options had been accounted for based in the fair values at the grant date pursuant to the provisions of FAS 123. If the Company adopted FAS 123, the Company's net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts below (in thousands, except for per share amounts):

                                  THREE MONTHS        THREE MONTHS       NINE MONTHS       NINE MONTHS
                                 ENDED MARCH 31,     ENDED MARCH 31,    ENDED MARCH 31,   ENDED MARCH 31,
                                      2003               2002                2003              2002
                                 ---------------     ---------------    ---------------   ----------------
Net loss--as reported .......       $ (6,365)          $(12,783)          $(35,186)          $(37,116)

Adjustment to net loss for
proforma stock based
compensation expense net
of related tax effect .......       $ (4,002)          $ (8,646)          $(12,037)          $(14,780)

Net loss--pro forma basis ...       $(10,355)          $(21,429)          $(47,175)          $(51,896)

Basic and diluted net loss
per share--as reported ......       $  (0.12)          $  (0.24)          $  (0.66)          $  (0.69)

Basic net loss per share--
pro forma basis .............       $  (0.20)          $  (0.40)          $  (0.88)          $  (0.97)

5. NET LOSS PER SHARE

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

The calculations of basic and fully diluted net loss per share for the three and nine-month periods ended March 31, 2003 and 2002 are as follows (in thousands, except for per share amounts):

                                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                                                           2003           2002           2003           2002
                                                                         --------       --------       --------       --------
Net Loss ..........................................................      $ (6,365)      $(12,783)      $(35,186)      $(37,116)
                                                                         ========       ========       ========       ========

Class A Common Stock outstanding at beginning
   of period ......................................................        51,145         51,794         52,019         49,249
Class B Common Stock outstanding at beginning
   of period ......................................................         1,805          1,836          1,805          2,433
Add:

Issuance of Class A Common Stock
 (on a weighted average basis) ....................................           180            172            493          2,423
Conversion of Class B Common Stock
 (on a weighted average basis) ....................................          (177)           (31)          (177)          (628)

Less:
Treasury stock acquired (on a weighted average basis) .............          (298)            --           (611)            --
                                                                         --------       --------       --------       --------
Weighted average shares of common stock outstanding
   used in computing basic and fully diluted net loss per share ...        52,655         53,771         53,529         53,477
                                                                         ========       ========       ========       ========
Basic and fully diluted net loss per share ........................      $  (0.12)      $  (0.24)      $  (0.66)      $  (0.69)
                                                                         ========       ========       ========       ========

6. FINANCING

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

      In November 2001, Edison Receivables entered into a $35.0 million revolving credit facility with Merrill Lynch Mortgage Capital Inc. ("MLMCI"), collateralized by certain accounts receivable purchased from or contributed by the Company. Borrowings are limited to specified percentages of eligible accounts receivable, as defined. The line of credit had a term of one year. Interest is determined on a Eurodollar or prime rate basis at the Company's option. The Company pays a commitment fee of .50% per annum on the unused portion of the commitment.

      On July 31, 2002, the revolving credit agreement with MLMCI was amended to add School Services, LLC ("School Services") as an additional lender and MLMCI as agent of the lenders, increase the line to $55.0 million, and extend the term of the agreement and the line of credit provided thereunder to June 30, 2003. The agreement and the line of credit were subsequently extended to July 15, 2003. As of March 31, 2003, $41.8 million was outstanding under this line of credit bearing interest at LIBOR plus 7.0% (at March 31, 2003 the rate was 8.28%) and was collateralized by receivables of $65.5 million that were sold in a true sale to Edison Receivables by the Company. The agreement requires the Company to observe certain financial covenants and restrictions including a minimum consolidated tangible net worth and a maximum consolidated debt to equity ratio.

      In addition, the Company separately entered into a Credit and Security Agreement, dated as of July 31, 2002, with School Services, pursuant to which the Company had the right to borrow up to $20.0 million, at an interest rate of 12% per annum, net of certain fees and costs which the Company paid School Services and its affiliates. The agreement provided for a $10 million term loan collateralized by certain real property owned by the Company, and a $10 million revolving line of credit collateralized by notes receivable from charter schools and other debtors of the Company. Such borrowings are also collateralized by substantially all the other assets of the Company. The facility matures on June 30, 2004 but has prepayment obligations tied to refinancings of the notes receivable from charter schools and such other debtors and to any sale or transfer of the real property. The agreement requires the Company to meet certain financial covenants including a minimum consolidated tangible net worth, a maximum consolidated debt to equity ratio and a minimum EBITDA requirement for fiscal 2003.

      The Company was not in compliance with the minimum consolidated tangible net worth covenant at March 31, 2003 as defined in the MLMCI and School Services agreements. In May 2003, the Company received a waiver of default from both MLMCI and School Services with respect to compliance with this covenant at March 31, 2003. The Company expects to be back in compliance with this covenant at June 30, 2003, the next measurement date. The Company expects to regain compliance based on projected fourth quarter operating results.

      In December 2002, a note receivable in the amount of $7.5 million was refinanced, the Company maintains a $2.2 million subordinated note. Proceeds from this refinancing were paid directly to School Services and applied to amounts outstanding under the revolving line of credit. Of this amount, $1.3 million represented a permanent reduction in the line of credit and $4.0 million was subsequently re-borrowed by the Company. In addition, the Company made a $1.0 million payment on the revolving line of credit pursuant to an amendment to reduce the line of credit commitment by $1.0 million to obtain the release of certain collateral. As of March 31, 2003, $17.7 million was outstanding under these facilities reflecting the maximum amount available under the terms of the facilities.

      Edison has entered into a written agreement to sell the real property (Harlem) for $9.2 million. The closing is scheduled to take place on June 30, 2003, however, the buyer may exercise its right under New York law to extend the close within a reasonable period post June 30, 2003. Edison recorded an impairment charge of $750,000 to reduce the carrying value of the property to its net realizable value based on this agreement. Proceeds from the sale will be used to pay down outstanding debt under the School Services term loan. There are no assurances that the sale will close by June 30, 2003, if at all.

      In connection with the establishment of the credit facilities described above, the Company also issued warrants for the purchase of up to an aggregate of 10,710,973 shares of class A common stock of the Company, which at such time equaled 16.6% of the total outstanding shares of common stock of the Company, including the shares issuable upon exercise of the warrants. The warrants have an exercise price of $1.00 per share and are exercisable at any time following their issuance and prior to July 31, 2007. The value of the warrants on the date of issuance, determined using the Black Scholes model, amounted to approximately $6.6 million. This amount has been credited to additional paid-in capital and deducted and reflected as a discount in the related indebtedness. The discount will be amortized over the respective terms of the related financing agreements, under the interest method.

      Also in connection with the establishment of the credit facilities, the Company paid or agreed to pay approximately $9.3 million in fees and costs associated with the facility, including a $1.6 million payment due upon maturity of the School Services facility. Such fees and costs have been deferred and are being amortized over the respective term of the facilities under the interest method.

7. STOCK REPURCHASE PLAN

      During the quarter ended December 31, 2002, the Company commenced a stock repurchase plan to buy back up to 5.4 million shares representing approximately 10% of the common stock outstanding. As of March 31, 2003, the Company had repurchased approximately 1.7 million shares at a cost of $2.6 million representing 32% of the total authorized under the repurchase plan.

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

      Of the approximately $82.3 million of notes receivable, net at March 31, 2003, approximately $61.6 million was collateralized and the remaining balance of $20.7 million balance was uncollateralized and in some cases subordinated to other senior debt. Of the approximately $80.9 million in notes receivable, net at June 30, 2002, approximately $61.1 million was collateralized and the remaining balance of $19.8 million was uncollateralized and, in some cases, subordinated to other senior debt. The notes receivable, net are reported in the balance sheet in accordance with their respective terms. The Company intends to refinance certain of these notes (short-term and or long-term notes) at or prior to their respective scheduled maturity dates. Although the Company intends to refinance many of these notes, should the Company be required to foreclose on the collateral to these notes, it might not be able to liquidate such collateral for proceeds sufficient to cover the notes.

Notes receivable consist of the following:

                                              MARCH 31, 2003       JUNE 30, 2002
                                              --------------       -------------
Notes receivable from charter schools ....       $ 88,461             $ 86,435
Allowance for loan losses ................         (6,136)              (5,542)
                                                 --------             --------
                                                   82,325               80,893
Less, current portion, net ...............        (20,350)             (12,481)
                                                 --------             --------
Notes receivable non-current, net ........       $ 61,975             $ 68,412
                                                 ========             ========

      The Company has a note receivable outstanding in the amount of $8.5 million (net of an approximately $1.5 million allowance), which is collateralized by the facility built from the note proceeds. The borrower has failed to make interest payments in accordance with the note and therefore is in default. The Company may initiate foreclosure proceedings on the facility in order to recover the asset. At the current time, all available information indicates that the carrying value of the note approximates fair value of the facility. The Company will continue to assess the carrying value of the note as the foreclosure proceedings progress.

9. COMMITMENTS AND CONTINGENCIES

GUARANTEES

      The Company has guaranteed certain debt obligations of charter school boards with which it has management agreements. As of March 31, 2003, the Company had provided guarantees totaling approximately $27.1 million. These debt obligations mature from June 2003 to December 2005. All of the guarantees were issued or modified prior to the effective date of FIN 45, therefore the fair value of the guarantees is not recorded on the balance sheet or disclosed in the notes.

      As of March 31, 2003, the charter school boards were current on their debt obligations and not in default of their convenants. Under the guarantor agreements, the Company is also required to maintain minimum cash balances that may increase under certain circumstances, as well as satisfy certain financial covenants. The Company was not in compliance with certain financial covenants under the guarantees of specific charter school board debt obligations with an aggregate outstanding balance of approximately $8.6 million at March 31, 2003. The Company has received notification from the lenders that they will not be immediately making demand under the guarantees and will work with the Company to execute a waiver or amend the aforementioned agreements.
Notwithstanding the foregoing, the lenders reserve all rights and remedies under their respective guarantees. At the present time, the Company does not expect to be required to make any debt payments under these obligations. The Company's debt obligations and underlying covenants are unaffected by the above defaults.

      The Company has an agreement to indemnify a charter board lender from any liability or obligations related to the presence of any hazardous substance at a charter school site. The Company does not expect that any sums it may have to pay in connection with this liability would have a material adverse affect on its consolidated financial position, results of operations, or cash flows.

EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with certain of its executives. Such agreements may be terminated by either the executive or the Company at any time and provide, among other things, certain termination benefits. As of March 31, 2003, the aggregate termination benefits of the executives and certain other employees approximated $2.5 million.

      Additionally, the Company has a severance arrangement with its Chairman that provides for the Chairman to receive a payment if his employment is terminated without cause or if he terminates his employment for good reason, including not being reappointed to the position of Chairman. The Chairman would not receive payment in the case of death, disability, or termination for cause. Included in accrued expenses at March 31, 2003 and June 30, 2002 is $3.2 million related to this severance arrangement.

LITIGATION

      Between May 15, 2002 and July 3, 2002, ten class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. On October 29, 2002, the Court consolidated all ten actions and appointed Hawaii Electricians Annuity Fund as lead plaintiff and Milberg Weiss Bershad Hynes & Lerach LLP as lead counsel. On April 7, 2003, plaintiffs filed a consolidated amended class action complaint. The lawsuit alleges that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The lawsuit seeks an unspecified amount of compensatory damages, rescission and/or rescissory damages, costs and expenses related to bringing the action, and injunctive relief. Plaintiffs allege that the Company's public disclosures from November 1999 to May 2002 regarding its financial condition were materially false and misleading because the Company allegedly improperly inflated its total revenues by including certain payments, including payments for teacher salaries, that were paid directly to third parties by local school districts and charter school boards that contracted with the Company, accelerated revenues on an unexecuted contract with one school district, and failed to timely recognize losses related to contracts with two school districts. The lawsuit further alleges that the Company lacked adequate internal accounting controls, manipulated the test scores of its students in order to demonstrate improvement in the students' academic performance, and failed to disclose that the Company agreed to fulfill the final two years of its contract with the Sherman, Texas school district without pay. The lawsuit also mentions three restatements of the Company's financial statements, one regarding a warrant purchased in 1998 by a philanthropic organization, one regarding a severance agreement between the Company and one of its senior officers, both of which were made by the Company as a result of the May 14, 2002 cease-and-desist order, and another regarding stock based compensation the Company granted to one of its senior officers. The Company has negotiated a stipulation in this consolidated action that allows defendants until August 1, 2003 to file a responsive pleading. The Company believes that it has strong defenses to the claims raised by these lawsuits, however the outcome of this litigation cannot be determined at this time. If the Company were not to prevail, the amounts involved could be material to the financial position, results of operations and cash flows of the Company.

      In addition, between May 15, 2002, and July 19, 2002, three lawsuits were filed derivatively on behalf of the Company against certain of the Company's officers and directors in the Supreme Court for the State of New York, County of New York. Plaintiffs in these lawsuits contend that the Company's officers and directors committed various common law torts against the Company in connection with the allegedly improper inflation of the company's total revenues by including certain expenses, including teacher salaries, that were paid directly by local school districts and charter school boards. In particular, the plaintiffs allege that the officers and directors named as defendants violated their fiduciary duties to the Company by failing to implement and maintain an adequate internal accounting control system, causing the Company to conceal from the public its true financial condition, and using material non-public information to sell shares of the Company common stock and thereby reap millions of dollars in illegal insider trading gains. These lawsuits seek compensatory damages in the amount of the profits that the individual defendants allegedly made, as well as a constructive trust over such profits. On November 14, 2002, the Court consolidated these actions. The Company has negotiated a stipulation in this consolidated action that allows (1) plaintiffs until May 23, 2003 to file a consolidated amended complaint and (2) defendants until July 22, 2003 to file a responsive pleading. The Company believes that the Company's officers and directors also have strong defenses to these lawsuits. See "Additional Risk Factors That May Affect Future Results -- We have been named in a consolidated shareholder class action and a few shareholder derivative lawsuits."

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

      From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of March 31, 2003, our accumulated deficit since November 1996 was approximately $291.8 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital.

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

            - Books and other materials to support the Edison curriculum and school design; and

            -     Upgrades in facilities.

GROSS STUDENT FUNDING

      Gross student funding represents the gross contractual funding for our schools before all expenses. The difference between gross student funding and net revenues consists of costs that Edison is not primarily obligated to pay. Gross student funding is not equivalent to revenue as defined by generally accepted accounting principles ("GAAP").

NET REVENUE

      Revenues are principally earned from contractual agreements to manage and operate contract and charter schools. The Company also earns revenue from summer school, after-school program fees and the offering of its Achievement Management System. The Company recognizes revenue for each managed school pro rata over the eleven months from August through June, typically the period over which we perform our services, in accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

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

REENGINEERING

      On August 21, 2002, the Company announced several initiatives emerging from a company-wide "reengineering" effort. The initiatives are intended to redesign Edison's infrastructure to improve service delivery to its schools; increase student achievement and customer satisfaction; and accelerate Edison's path to profitability. Among other changes, the Company announced significant improvements in its headquarters operations including an enhanced customer service function; strengthening of its financial reporting and facilities financing unit; a ramp up of its communications function; a more efficient organization of its general financial function, and an alignment of its internal functions with a consolidated and streamlined regional structure. The Company has incurred expenses related to this reengineering in the first, second and third quarters of approximately $2.3 million.

LOANS TO EXECUTIVE

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

RESULTS OF OPERATIONS

THIRD QUARTER ENDED MARCH 31, 2003 COMPARED TO THIRD QUARTER ENDED MARCH 31,
2002

      Net Revenue. Our net revenue decreased to $108.4 million for the three months ended March 31, 2003 from $121.9 million for the same period in the prior year, a decrease of 11.1%. The decrease in revenue was primarily due to the ending of certain unprofitable relationships and the deferral of revenue for a certain unsigned contract together totaling approximately $6.7 million, and a change in three management contracts from gross or net accounting to fixed fee arrangements totaling approximately $14.0 million. These decreases in revenues are primarily offset by revenue from new and existing clients of approximately $7.5 million from an 8.1% increase in student enrollment (excluding summer school students) from approximately 74,000 in the 2001-2002 school year to approximately 80,000 in the 2002-2003 school year, reflecting both the opening of new schools and the expansion of existing schools.

     Direct Site Expenses. Our direct site expenses decreased to $85.4 million for the three months ended March 31, 2003 from $100.2 million for the same period in the prior year, a decrease of 14.8%. The decrease in direct site expenses was primarily due to the ending of certain unprofitable relationships and the deferral of expenses for a certain unsigned contract together totaling approximately $6.1 million, and a change in three management contracts from gross or net accounting to fixed fee arrangements totaling approximately $14.7 million. These decreases in expenses are primarily offset by increased expenses of $6.1 million related to new schools opened and the expansion of existing schools.

      Gross Site Contribution. Our gross site contribution was $22.9 million for the three months ended March 31, 2003 compared to $21.7 million for the same period in the prior year, an increase of 5.5%. The increase in gross site contribution was due to the above discussed changes in Net Revenue and Direct Site Expenses.

     Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses decreased to $17.0 million for the three months ended March 31, 2003 from $18.1 million for the three months ended March 31, 2002, a decrease of 6.1%. Excluding non-cash stock-based compensation charges of $0.3 million in fiscal 2003 and credits of $3.9 million in fiscal 2002 our administration, curriculum and development expenses decreased to $16.7 million for the three months ended March 31, 2003 from $22.0 million for the three months ended March 31, 2002, a decrease of 24.1%. The decrease was due, primarily, to charges in connection with a consulting engagement incurred in fiscal 2002 only and the general reduction in expenses resulting from our re-engineering effort.

      Depreciation and Amortization. Our depreciation and amortization decreased to $9.0 million for the three months ended March 31, 2003 from $9.5 million for the three months ended March 31, 2002, a decrease of 5.3%. The decrease of $0.5 million resulted from lower capital expenditures in the current fiscal year for our curriculum materials, computers and related technology, and facility improvements.

      Pre-Opening Expenses. Our pre-opening expenses were $0.4 million for both the three months ended March 31, 2003 and 2002. The expenses in both periods represent residual expenses for the school openings of fiscal 2003 and 2002.

     Education and Operating Expenses. Our total education and operating expenses decreased to $111.9 million for the three months ended March 31, 2003 from $128.1 million for three months ended March 31, 2002, a decrease of 12.6%. The decrease primarily resulted from the reductions in direct site expenses of $14.7 million and administration, curriculum and development expenses of $1.1 million noted above.

      Loss from Operations. Our loss from operations decreased to $3.5 million for the three months ended March 31, 2003 from $6.2 million for the three months ended March 31, 2002, an improvement of 43.6%. Excluding the non-cash stock-based compensation charges and credits as mentioned above in Administration, Curriculum and Development Expenses, our loss from operations decreased to $3.2 million for the three months ended March 31, 2003 from $10.1 million for the same period of the prior year, an improvement of 68.3%.

     Other Income and Expense. Other expense, net, was an expense of $2.6 million for the three months ended March 31, 2003 compared to $6.1 million in the three months ended March 31, 2002. Excluding a charge for the write-down of our investment in Apex Online Learning Inc. ("APEX") in fiscal 2002 of $6.8 million, other expense, net, was $2.6 million for the three months ended March 31, 2003 compared to income of $0.7 million in the three months ended March 31, 2002. The decline was primarily due to a $3.1 million increase in interest expense as a result of a more expensive financing arrangement in fiscal 2003.

      Net Loss and Net Loss Attributable to Common Stockholders. Our net loss decreased to $6.4 million for the three months ended March 31, 2003 from $12.8 million for the three months ended March 31, 2002, a decrease of 50.0%. Excluding the non-cash stock-based compensation charges and credits and the charge for APEX as mentioned above, our net loss decreased to $6.0 million for the third quarter of fiscal 2003 from $9.9 million for the third quarter of fiscal 2002, an improvement of 39.4%.

     EBITDA. EBITDA means the net gain or loss we would have shown if we did not take into consideration our interest expense, interest income, income tax expense, depreciation and amortization. These costs are discussed above. EBITDA for the three months ended March 31, 2003 was a positive $5.5 million compared to a negative $3.5 million for the three months ended March 31, 2002. Included in EBITDA are non-cash stock-based compensation charges of $0.3 million in fiscal 2003 and credits of $3.9 million in fiscal 2002 and a $6.8 million charge for the write-down of our investment in APEX in fiscal 2002. Excluding the effect of these charges and credits, the increase in EBITDA resulted primarily from site-based operational improvements and the reduction in administration, curriculum and development expenses noted above. On a per-student basis (excluding summer school students), EBITDA improved to a positive $69 in the three months ended March 31, 2003 compared to a negative $47 for the same period of the prior year.

THE NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2002

     Net Revenue. Our net revenue decreased to $291.1 million for the nine months ended March 31, 2003 from $327.3 million for the same period in the prior year, a decrease of 11.1%. The decrease in revenue was primarily due to (1) the ending of certain unprofitable relationships and the deferral of revenue for a certain unsigned contract together totaling approximately $28.4 million, (2) a non-recurring fee of $2.7 million, in connection with a consulting engagement in fiscal 2002 and (3) a change in three management contracts from gross or net accounting to fixed fee arrangements totaling approximately $27.7 million. These decreases in revenues are primarily offset by revenue from new and existing clients of approximately $23.1 million from an 8.1% increase in student enrollment (excluding summer school students) from approximately 74,000 in the 2001-2002 school year to approximately 80,000 in the 2002-2003 school year, reflecting both the opening of new schools and the expansion of existing schools.

      Direct Site Expenses. Our direct site expenses decreased to $237.7 million for the nine months ended March 31, 2003 from $276.4 million for the same period in the prior year, a decrease of 14.0%. The decrease in direct site expenses was primarily due to the ending of certain unprofitable relationships and the deferral of expenses for a certain unsigned contract together totaling approximately $26.1 million, and a change in three management contracts from gross or net accounting to fixed fee arrangements totaling approximately $30.9 million. These decreases in expenses are primarily offset by increased expenses of $18.2 million related to new schools opened and the expansion of existing schools.

      Gross Site Contribution. Our gross site contribution was $53.4 million for the nine months ended March 31, 2003 compared to $50.8 million for the same period in the prior year, an increase of 5.1%. The increase in gross site contribution was due to the above discussed changes in Net Revenue and Direct Site Expenses.

      Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $51.1 million for the nine months ended March 31, 2003 from $50.0 million for the nine months ended March 31, 2002, an increase of 2.2%. Excluding non-cash stock-based compensation charges of $0.6 million in fiscal 2003 and credits of $5.7 million in fiscal 2002 our administration, curriculum and development expenses decreased to $50.5 million for the nine months ended March 31, 2003 from $55.7 million for the nine months ended March 31, 2002, a decrease of 9.3%. The decrease was due primarily to charges in connection with a consulting engagement incurred in fiscal 2002 only and the general reduction in expenses resulting from our re-engineering effort.

      Depreciation and Amortization. Our depreciation and amortization decreased to $26.1 million for the nine months ended March 31, 2003 from $27.0 million for the nine months ended March 31, 2002, a decrease of 3.3%. The decrease of $0.9 million resulted from lower capital expenditures for our curriculum materials, computers and related technology, and facility improvements.

      Pre-Opening Expenses. Our pre-opening expenses decreased to $3.4 million for the nine months ended March 31, 2003 from $5.6 million for the nine months ended March 31, 2002, a decrease of 39.3%. This decrease was associated primarily with opening new schools, of which all but two were in Philadelphia. As all training was conducted in Philadelphia, the Company spent significantly less in airfare, hotels and meals as compared to the same period for the prior year.

      Education and Operating Expenses. Our total education and operating expenses decreased to $318.3 million for the nine months ended March 31, 2003 from $359.1 million for nine months ended March 31, 2002. The decrease primarily resulted from the reductions in both direct site expenses of $38.7 million and pre-opening expenses of $2.2 million.

      Loss from Operations. Our loss from operations decreased to $27.3 million for the nine months ended March 31, 2003 from $31.8 million for the nine months ended March 31, 2002, a decrease of 14.2%. Excluding the non-cash stock-based compensation charges and credits, as mentioned above in Administration, Curriculum and Development Expenses, our loss from operations decreased to $26.7 million for the first nine months of fiscal 2003 from $37.5 million for the first nine months of fiscal 2002, an improvement of 28.8%.

      Other Income and Expense. Other expense, net, was $7.4 million for the nine months ended March 31, 2003 compared to $4.5 million in the nine months ended March 31, 2002. Excluding a charge for the write-down of our investment in APEX of $6.8 million in fiscal 2002 the decline was primarily due to a $9.4 million increase in interest expense as a result of a more expensive financing arrangement in fiscal 2003.

      Net Loss and Net Loss Attributable to Common Stockholders. Our net loss decreased to $35.2 million for the nine months ended March 31, 2003 from $37.1 million for the nine months ended March 31, 2002, a decrease of 5.1%. Excluding the non-cash stock-based compensation charges and credits, as mentioned above, our net loss decreased to $34.6 million for the nine months ended March 31, 2003 from $42.8 million for the nine months ended March 31, 2002, a decrease of 19.2%.

      EBITDA. EBITDA, means the net gain or loss we would have shown if we did not take into consideration our interest expense, interest income, income tax expense, depreciation and amortization. These costs are discussed above. EBITDA for the nine months ended March 31, 2003 was a negative $0.8 million compared to negative $11.5 million for the nine months ended March 31, 2002. Included in EBITDA are non-cash stock-based compensation charges of $0.5 million in fiscal 2003 and credits of $5.7 million in fiscal 2002 and a charge for the write-down of our investment in APEX in fiscal 2002 of $6.8 million. Excluding the effect of these charges and credits the increase in EBITDA resulted primarily from site-based operational improvements and lower pre-opening costs. On a per-student basis (excluding summer school students), EBITDA improved to negative $10 in the nine months ended March 31, 2003 compared to negative $156 for the same period of the prior year.

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

      On July 31, 2002, the revolving credit agreement with MLMCI was amended to add School Services, LLC ("School Services") as an additional lender and MLMCI as agent of the lenders, increase the line to $55.0 million, and extend the term of the agreement and the line of credit provided thereunder to June 30, 2003. The agreement and the line of credit were subsequently extended to July 15, 2003. As of March 31, 2003, $41.8 million was outstanding under this line of credit bearing interest at LIBOR plus 7.0% and was collateralized by receivables of $65.5 million that were sold in a true sale to Edison Receivables by the Company. The agreement requires the Company to observe certain financial covenants and restrictions including a minimum consolidated tangible net worth and a maximum consolidated debt to equity ratio.

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

      The Company was not in compliance with the minimum consolidated tangible net worth covenant at March 31, 2003 as defined in the MLMCI and School Services agreements. In May 2003, the Company received a waiver of default from both MLMCI and School Services with respect to compliance with this covenant at March 31, 2003. The Company expects to be back in compliance with this covenant at June 30, 2003, the next measurement date. The Company expects to regain compliance based on projected fourth quarter operating results.

      In December 2002, a note receivable in the amount of $7.5 million was refinanced, the Company maintains a $2.2 million subordinated note. Proceeds from this refinancing were paid directly to School Services and applied to amounts outstanding under the revolving line of credit. Of this amount, $1.3 million represented a permanent reduction in the line of credit and $4.0 million was subsequently re-borrowed by the Company. In addition, the Company made a $1.0 million payment on the revolving line of credit pursuant to an amendment to reduce the line of credit commitment by $1.0 million to obtain the release of certain collateral. As of March 31, 2003, $17.7 million was outstanding under these facilities reflecting the maximum amount available under the terms of the facilities.

      Edison has entered into a written agreement to sell the real property (Harlem) for $9.2 million. The closing is scheduled to take place on June 30, 2003, however, the buyer may exercise its right under New York law to extend the close within a reasonable period post June 30, 2003. Edison recorded an impairment charge of $750,000 to reduce the carrying value of the property to its net realizable value based on this agreement. Proceeds from the sale will be used to pay down outstanding debt under the School Services term loan. There are no assurances that the sale will close by June 30, 2003, if at all.

      In connection with the establishment of the amended MLMCI Facility and the School Services Facility, the Company also issued warrants for the purchase of up to 10,710,973 shares of Class A common stock of the Company, which at such time equaled 16.6% of the total outstanding shares of common stock of the Company, including the shares issuable upon exercise of the warrants. The warrants have an exercise price of $1.00 per share and are exercisable at any time following their issuance and prior to July 31, 2007.

      For the nine months ended March 31, 2003, we generated approximately $3.2 million of cash from operating activities. This positive cash flow resulted from $35.2 million of net loss offset by $36.4 million of depreciation and amortization and $2.0 million of other non-cash operating charges, including the changes in the working capital accounts.

      For the nine months ended March 31, 2003, we used approximately $9.4 million in investing activities. During this period, we invested approximately $11.3 million in our schools and central office. This amount includes the investments we made in technology and curriculum in each of the schools we opened. We have also advanced funds of $8.8 million to our charter board clients or their affiliates to help obtain, renovate and complete school facilities. During this same period, we received proceeds of $2.2 from disposals of property and equipment, primarily from a certain sale lease back transaction related to certain technology equipment. We also received approximately $7.4 million of proceeds from notes receivable and advances due from charter schools. In October 2002, we received a $1.1 million payment toward an executive's loan.

      For the nine months ended March 31, 2003, we used approximately $1.8 million in our financing activities. This amount includes borrowings under our lines of credit of $15.5 million and borrowings under our term loan of $10.0 million. These proceeds were partially offset by costs in connection with our debt financing of $7.3 million and the repayment of notes payable and capital lease obligations totaling $15.3 million and purchases of treasury stock of $2.6 million. The Company also increased the amount of restricted cash by $2.1 million to comply with certain agreements.

      Our debt obligations as of June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 are summarized in the table below:

      DEBT FACILITIES                                  JUN. 2002     SEPT. 2002     DEC. 2002      MAR. 2003
      ---------------                                  ---------     ----------     ---------      ---------
      Capital leases and notes payable ..............  $ 28,171      $ 23,384       $ 16,168       $ 14,989

      School Services term loan .....................       --         10,000         10,000         10,000
      School Services revolving loan ................       --         10,000          7,666          7,666

      MLMCI revolving loan ..........................    34,000        49,325         49,325         41,844

      Shareholders notes payable ....................     6,604         6,604          6,604          6,604

                                                         ------       -------        -------        -------
                                                         68,775        99,313         89,763         81,103
                                                         ------       -------        -------        -------

      Unamortized original issue discount ...........       --         (6,276)        (4,895)        (3,803)
                                                         ------       -------        -------        -------
      In relation to the warrant issuance attached
      to the financing  .............................  $ 68,775      $ 93,037       $ 84,868       $ 77,300
                                                         ======       =======        =======        =======

We expect our cash on hand, together with borrowings under financing arrangements, as mentioned above, expected reimbursements of advances we have made to charter boards and acceleration of collections of our accounts receivable, will be sufficient to meet our working capital needs to operate our existing schools through fiscal 2003. Our near-term capital needs for managed schools, summer school and other new lines of business are generally dependent upon our rate of growth and our mix of charter schools and contract schools, as charter schools usually require us to advance funds to help charter boards obtain, renovate and complete school facilities. Our plan for fiscal year 2003 is to continue to refinance, with third-party lenders, a minimum of $17 million of loans we have made to charter boards to support our current growth plans for the 2003-2004 school year. While we have completed such financings in the past, we cannot be certain we will obtain such financing on favorable terms, if at all. To the extent we cannot raise sufficient funds through the refinancing of our loans to charter boards with third-party lenders, we may seek to expand our financing arrangements. Depending on the terms of any financing arrangements, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Notwithstanding the above statements, management does not presently have any intention of issuing any substantial incremental equity in the near term other than equity associated with management compensation plans. Additionally, our $55.0 million revolving credit facility expires on July 15, 2003 and we intend to refinance this debt with a new aset based facility. If the Company is unable to refinance its revolving credit facility, the Company may be forced to issue additional equity or restructure existing debt. We expect to meet our working capital needs to operate our schools in fiscal 2004 through cash generated from operations, borrowings under financing arrangements, and reimbursement of advances we have made to the charter boards.

      Our longer term cash requirements are to fund capital expenditures related to growth, anticipated working capital needs and general corporate purposes. We expect to fund such expenditures and other longer term liquidity needs with cash generated from operations, the proceeds from offerings of debt or equity securities and expanded financing arrangements. Depending on the terms of any financing arrangements, such funding may be dilutive to existing shareholders, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

      On May 8, 2003 we announced that the CEO and Founder, H. Christopher Whittle and other members of management might make an offer to purchase all of the outstanding shares ("Management Buyout") of Edison Schools Inc. We have been told by our CEO that no financing for such an offer has yet been arranged. The board of directors has established a committee for the purpose of receiving and evaluating any offers. The result of a management buy out would be that the company would no longer be traded on the NASDAQ. However, the committee may receive other offers and or engage in other financing arrangements that may result in the company remaining on the NASDAQ. There are no guarantees that any offer will be made to purchase all of the outstanding common stock, or a significant amount of the outstanding common stock nor are there any guarantees that the company will execute new or amend existing financing arrangements.

      We managed summer school programs for 51 districts in the state of Missouri during May, June and July of 2002. The payment terms of the related billings ranged from 12 to 18 months, therefore, cash receipts of revenue will lag outlay of cash for expenditures by more than one year. As of December 31, 2002, we had accounts receivables of $59.0 million for managed schools and $16.0 million for our summer school program. As of March 31, 2003, our accounts receivables were $60.2 million for managed schools and $15.4 million for our summer school program.

      In general, our ability to achieve positive cash flows will be dependent on the volume of schools with positive gross site contribution to offset central office and overhead expenses. Because gross site contribution is the difference between site revenue and site expenditures, positive gross site contribution can be achieved at a range of enrollment levels. While higher enrollment tends to have a positive effect on gross site contribution, our growth and cash flows do not depend totally on 100% enrollment.

      Capital expenditures through March 31, 2003 have been approximately $14.0 million, which includes approximately $4.0 million for computers and other technology at our schools, approximately $8.0 million for curriculum materials, approximately $1.0 million for the purchase and improvement of property at our schools, and $1.0 million for technology, leasehold improvements, and other capital items at our headquarters. Additionally, we have made additional advances or loans approximating $3.1 million to new charter board clients to help secure and renovate school properties during 2002-2003 school year. Pursuant to our philanthropic commitments, a portion of which we expect will be refinanced through third parties, we expect to make charitable donations of approximately $1.3 million over the remainder of the year to benefit certain clients over the remainder of this fiscal school year.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the information set forth in this report, including our financial statements and the related notes.

WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE

      We have incurred substantial net losses in every fiscal period since we began operations. For the quarter ended March 31, 2003, our net loss was $6.4 million. As of March 31, 2003, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $291.8 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that we can profitably manage public schools. In order to achieve profitability, we believe it will be necessary to improve gross site margin while maintaining educational quality and continuing to reduce central expenses as a percentage of net revenue. We have undertaken a "reengineering" process intended to increase our efficiency and help us attain profitability while improving client service. There can be no assurance, however, that we will be successful in meeting the objectives of the reengineering. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our class A common stock and our ability to raise additional capital and continue operations.

THE PRIVATE, FOR-PROFIT MANAGEMENT OF PUBLIC SCHOOLS REMAINS A RELATIVELY NEW AND UNCERTAIN INDUSTRY, AND IT MAY NOT BECOME PUBLICLY ACCEPTED

      Our future is highly dependent upon the development, acceptance and expansion of the market for private, for-profit management of public schools. This market is still developing, and we are among the first companies to provide these services on a for-profit basis. We believe the first meaningful example of a school district contracting with a private company to provide core instructional services was in 1992, and we opened our first schools in August 1995. The development of this market has been accompanied by significant press coverage and public debate concerning for-profit management of public schools. If this business model fails to gain acceptance among the general public, educators, politicians and school boards, we may be unable to grow our business and the market price of our class A common stock would be adversely affected.

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

WE MAY OPEN A LARGE NUMBER OF NEW SCHOOLS IN A SHORT PERIOD OF TIME AT THE BEGINNING OF EACH SCHOOL YEAR AND, IF WE ENCOUNTER DIFFICULTIES IN THIS PROCESS, OUR BUSINESS AND REPUTATION COULD SUFFER

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

      Our management agreements generally have a term of five years. We cannot be assured that any management agreements will be renewed at the end of their terms. In addition, some of our management agreements may be terminated by the school district or charter board at will, with or without good reason, and all of our management agreements may be terminated for cause, including in some cases for failure to meet specified educational standards, such as academic performance based on standardized test scores. As a result of payment disputes or changes within a school district, such as changes in the political climate, we do from time to time face pressure to permit a school district or charter board to terminate our management agreement even if they do not have a legal right to do so. We may also seek the early termination of, or not seek to renew, a certain number of management agreements in any year. If a significant number of management contracts are not renewed or are terminated, it could have a material adverse effect on our financial condition and results of operations.

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

WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOL BOARDS THAT MAY NOT BE
REPAID

      As of March 31, 2003, we have outstanding loans or advances to charter boards of $82.3 million, net of allowances, to finance the purchase or renovation of school facilities we manage. Approximately $20.7 million of these loans, representing 18 schools, are uncollateralized or subordinated to a senior lender. In addition, with respect to the loans that are collateralized, if we were required to foreclose on the collateral securing those loans, we might not be able to liquidate the collateral for proceeds sufficient to cover the loan amount. If any of these advances or loans are not repaid when due, our financial results could be adversely affected. Some of our charter schools have obtained tax-exempt financing to repay these loans and advances, but there can be no assurance that our other charter schools will continue to obtain such tax-exempt financing. While we are currently exploring a variety of other financing structures to assist charter schools in repaying these loans and advances, there can be no assurance that we will be able to implement any of these financing structures.

WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

      We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some of our charter schools exceeds the term of the management agreement for those schools. For nine of our charter schools, we have entered into a long-term lease for the school facility that exceeds the current term of the management agreement by as much as 15 years. If our management agreements were to be terminated or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of March 31, 2003, our aggregate future lease obligations totaled $47.0 million, with varying maturities over the next 18 years. In nine of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. As of March 31, 2003 the amount of loans we had guaranteed totaled $27.1 million. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. In addition, we have generally indemnified our charter school and contract school partners from any liability or damages occurring or allegedly occurring or arising out of any environmental conditions at the school site, if such conditions were caused or created by substances brought on the site by Edison.

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

THE TERMS OF OUR CREDIT AGREEMENTS IMPOSE SIGNIFICANT RESTRICTIONS ON OUR
BUSINESS

      Under the MLMCI Facility and the New Credit Facility, we are required to comply with certain financial covenants, including maintaining specified financial ratios. Our ability to meet future financial ratios and comply with other covenants can be affected by events beyond our control, such as general economic conditions. Our failure to comply with such covenants would prevent us from borrowing additional amounts under our credit facilities and could result in a default under those facilities, which could cause the indebtedness outstanding under the facilities to become immediately due and payable. If we are unable to meet our debt obligations or receive a waiver of any such default, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

WE HAVE ISSUED WARRANTS FOR THE PURCHASE OF CLASS A COMMON STOCK IN CONNECTION WITH CERTAIN CREDIT FACILITIES THAT, IF EXERCISED, WILL DILUTE OUR CURRENT EQUITY HOLDERS AND COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE FOR THE SHARES OF CLASS A COMMON STOCK

      Warrants issued in connection with the establishment of the Credit Facilities are for the purchase of up to 10,710,973 shares of class A common stock at $1 per share. The shares to be issued in connection with the warrants, at such time, equaled approximately 16.6% of the total outstanding shares of common stock of the Company, (including the shares issuable upon exercise of the Warrants but prior to any resale of such shares by the holders). The issuance of such shares will dilute the current stockholders of the Company and could have an adverse effect on the market price for the shares of class A common stock. In addition, the shares issuable upon exercise of the warrants are registered pursuant to a registration statement, and any sales of such shares may have a further adverse effect on the market price for the shares of the class A common stock.

      WE MAY NOT BE ABLE TO RECOVER THE PROPERTY VALUE ASSOCIATED WITH OUR TERMINATION OF THE EDISON CORPORATE HEADQUARTERS PROJECT

      We previously purchased property in New York, New York for the purchase price of $10 million, and entered into an agreement with the Museum of African Art to develop the property for a mixed use project consisting of our new corporate headquarters, a charter school and a facility to house the Museum. We terminated our plans to develop this property and construct new corporate headquarters. We recently entered into a written agreement to sell the property for $9.2 million, however there is no guarantee that the closing of such sale will occur.

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

RESTRICTIONS ON GOVERNMENT FUNDING OF FOR-PROFIT SCHOOL MANAGEMENT COMPANIES COULD HURT OUR BUSINESS

      Any restriction on the use of federal or state government educational funds by for-profit companies could hurt our business and our ability to grow. From time to time, a variety of proposals have been introduced in state legislatures to restrict or prohibit the management of public schools by private, for-profit entities like us. For example, in April 2003, Illinois revised its charter school legislation to prohibit for profit entities from operating or managing schools effective from the date of the bill through the 2004-2005 school year. A recently-passed bill in California prohibits the state department of education from contracting with a private, for-profit education manager to manage public schools for which the state assumes control pursuant to a new state educational reform measure. To the extent that states or the federal government were to adopt legislation prohibiting for-profit entities from operating public schools, the market for our services would decline and our business results could suffer.

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

WE HAVE BEEN NAMED IN A CONSOLIDATED SHAREHOLDER CLASS ACTION AND A FEW SHAREHOLDERS DERIVATIVE LAWSUITS

      We have been named in a consolidated putative class action lawsuit filed in the Southern District of New York, and a few shareholder derivative actions, also filed in New York. We intend to vigorously defend these lawsuits. However, there can be no assurance that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits. Lawsuits may cause defaults under our material agreements, prevent us from obtaining additional funds under our existing line of credit or obtain additional financing, and such litigation could result in substantial costs and divert management's attention and resources.

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

      We currently have market risk sensitive instruments related to interest rates. We had outstanding long-term notes payable of $23.2 million at March 31, 2003. Interest rates on the notes are fixed and range from 9.5% to 16.7% per annum and have terms of 24 to 48 months.

      We do not believe that we have significant exposure to changing interest rates on long-term debt because interest rates for our debt is fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

      Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $32.7 million at March 31, 2003. We invest cash mainly in money market accounts and other investment-grade securities. We do not purchase or hold derivative financial instruments for trading purposes.

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

                                                  EDISON SCHOOLS INC.


Date May 15, 2003                       /s/       H. Christopher Whittle
                                           -------------------------------------
                                                  H. Christopher Whittle
                                                  Chief Executive Officer


Date May 15, 2003                       /s/       Christopher J. Scarlata
                                           -------------------------------------
                                                  Christopher J. Scarlata
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

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


Date: May 15, 2003                      /s/ H. Christopher Whittle
                                        ----------------------------------------
                                        H. Christopher Whittle
                                        Chief Executive Officer

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


Date: May 15, 2003                      /s/ Christopher J. Scarlata
                                        ----------------------------------------
                                        Christopher J. Scarlata
                                        Executive Vice President and Chief
                                        Financial Officer