Form 10-K
period 2003-06-30
EDISON SCHOOLS INC
filed 2003-09-29
CIK 1089567

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-27817
                             ---------------------
                              EDISON SCHOOLS INC.
             (Exact name of registrant as specified in its charter)
                             ---------------------

                   DELAWARE                                      13-3915075
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

        521 FIFTH AVENUE, 11TH FLOOR,                              10175
              NEW YORK, NEW YORK                                 (Zip Code)
   (Address of principal executive offices)

                             ---------------------
              REGISTRANT'S TELEPHONE NUMBER; INCLUDING AREA CODE:
                                 (212) 419-1600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     CLASS A COMMON STOCK, $ .01 PAR VALUE
                     CLASS B COMMON STOCK, $ .01 PAR VALUE
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant's Class A common stock on September 15, 2003, as reported on the Nasdaq National Market, was approximately $81,102,000.

     The number of shares of the registrant's Class A common stock outstanding on September 15, 2003 was 52,500,319 and the number of shares of the registrant's Class B common stock outstanding on September 15, 2003 was 1,627,933.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EDISON SCHOOLS INC.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   22
Item 3.   Legal Proceedings...........................................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   24

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   25
Item 6.   Selected Financial Data.....................................   25
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   28
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   55
Item 8.   Financial Statements and Supplementary Data.................   55
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   55
Item 9A.  Controls and Procedures.....................................   55

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   56
Item 11.  Executive Compensation......................................   59
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   65
Item 13.  Certain Relationships and Related Transactions..............   68

                                  PART IV
Item 14.  Exhibits, Financial Statements and Reports on Form 8-K......   69
SIGNATURES............................................................   70

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

     - finance and manage our growth.

     In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of these and other similar words.

     Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified under "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Additional Risk Factors That May Affect Future Results" and elsewhere in this report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we file in fiscal 2004. All forward-looking statements included in this Annual Report are based on information available to us up to and including the date of this document, and we expressly disclaim any obligation to alter or update our forward-looking statements, whether as a result of new information, future events or otherwise.

     We are a Delaware corporation. Our principal executive offices are located at 521 Fifth Avenue, 11th Floor, New York, New York 10175, and our telephone number is (212) 419-1600. Our web site address is www.edisonschools.com. The information on our web site is not incorporated by reference into this Annual Report and should not be considered to be a part of this Annual Report. Our web site address is included in this Annual Report as an inactive textual reference only.

     Certain Definitions: The terms "Edison," the "Company," "our" and "we" as used in this Annual Report mean Edison Schools Inc. and its subsidiaries on a consolidated basis. References to a given fiscal year mean the fiscal year ending on June 30 of such year.

                                     PART I

ITEM 1.  BUSINESS

     Edison is the nation's largest private operator of public schools serving students from kindergarten through 12th grade. We contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on students in other public schools in the area. Over the course of three years of intensive research, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We opened our first four schools in August 1995, and in the 2002-2003 school year we served approximately 80,000 students in 149 schools located in 22 states across the country and the District of Columbia. This represents an increase of 6,000 students from the 2001-2002 school year. For the 2002-2003 school year, approximately 53,000 students were enrolled in our schools in grades pre-K-5, approximately 22,000 in grades 6-8 and approximately 5,000 in grades 9-12. In the 2003-2004 school year, we expect to enroll approximately 66,000 students in 130 schools located in 19 states and the District of Columbia.

     In addition to the direct management of public schools, Edison has begun to enter new business areas such as consultative services, summer and after-school programs and tutoring support. During the summer of 2003, we served approximately 46,000 students in our summer school program.

     Our managed school model offers public school authorities, who face widespread concern about disappointing student achievement, the benefits of a large private sector company with national support systems. We believe those benefits include:

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

     - generally a significantly longer school day and year in schools that adopt this part of our model;

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

     Our Newton Learning division provides school districts with extended learning programs, including summer school, after-school and supplemental education services. The primary benefits of a partnership with Newton Learning are:

     - complete management and implementation of all aspects of extended learning programs

     - an innovative curriculum focused on increasing student achievement

     - expanded choices and opportunities for parents and educators

     The advantages of Newton Learning programs enable parents and educators to use valuable time outside traditional school hours to raise student achievement. Fundamental components of the Newton Learning programs include:

     - a rich and challenging curriculum that is interesting to students and allows for greater student participation

     - assessments that measure student achievement and provide accountability

     - programming tailored to the community

     - teaching methods that motivate students

     We have an experienced and talented management team led by H. Christopher Whittle, founder of several media enterprises, including the first national electronic news system for middle and high schools in the United States; Benno
C. Schmidt, Jr., former President of Yale University; Charles J. Delaney, former President of UBS Capital Americas; Christopher D. Cerf, former Associate Counsel to President Clinton from 1994 to 1996; and John E. Chubb, senior fellow at the Brookings Institution and noted author and speaker on education reform. In addition, the management team includes a number of former public school system superintendents.

GOING-PRIVATE TRANSACTION

     On July 14, 2003, the Company issued a press release announcing that it had signed an Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 13, 2003, among the Company, Shakespeare Acquisition LLC (the "Parent"), and its wholly-owned subsidiary, Shakespeare Acquisition Corporation (the "Merger-Sub"). The Parent and Merger-Sub are newly formed entities organized for the sole purpose of entering into the Merger Agreement and consummating the transactions contemplated therein. Affiliates of Liberty Partners, a private equity firm based in New York, and H. Christopher Whittle, the Chief Executive Officer of the Company, control the Parent. Under the terms of the Merger Agreement, the Merger-Sub will merge (the "Merger") into the Company with the Company remaining as the surviving corporation, and the stockholders of the Company will receive $1.76 in cash for each outstanding share of the Company's Class A common stock and Class B common stock. Outstanding options and warrants to purchase shares of the Company's Common Stock will become fully vested and exercisable and, at the time of the merger, will be canceled and each holder of such convertible security will receive a cash payment in an amount equal to the excess, if any, of the common stock purchase price of $1.76 over the exercise price of such convertible security, multiplied by the number of shares held by the holder, subject to and net of any required income tax withholding. The closing of the Merger is subject to various conditions, including approval of the transaction by stockholders of the Company representing a majority of the shares of Class A common stock and Class B common stock voting as a single class on the transaction and other customary conditions to closing. Subject to these conditions, the Company expects to complete the merger transaction in the fall of 2003. A special meeting of Edison's stockholders will be scheduled as soon as practicable following review of proxy materials filed in preliminary form with the Securities and Exchange Commission (the "SEC") on August 22, 2003. There can be no assurance that all required conditions will be met and the transaction will be consummated in the fall of 2003 or at all.

     After consummation of the Merger, the Company's Class A common stock will no longer be traded on the Nasdaq National Market or any other securities exchange, and the Company will become a privately-held company.

INDUSTRY BACKGROUND

     During the 2001-2002 school year, over 14,500 school districts comprising approximately 91,400 K-12 schools enrolled an estimated 47.7 million students. Despite the growth in spending on public education over the last decade, student achievement has progressed very little and remains low. For example, on the National Assessment of Educational Progress ("NAEP"), only approximately 27% of students in grades 4 and 8 met grade level standards in mathematics in 2000, the last year for which results are available. In reading, only approximately 32% of students in grades 4 and 8 met grade level standards in 2002. Only approximately 30% of students in grades 4 and 8 met grade level standards in writing in 2002. The NAEP, a testing program conducted by the U.S. Department of Education since 1970, uses tests specially designed to measure how well students meet grade level standards established by a national panel of education experts. The tests are administered to random national samples of students at three grade levels every other year, or every fourth year, in major subjects.

     Public education remains high on national, state and local political agendas. President Bush and both major national political parties have placed education at the center of their national platforms, and many state and local authorities have enacted or encouraged measures to implement significant educational reforms. Some of these reforms are programmatic innovations occurring within public schools. Examples include expanded levels of teacher training, higher standards, more rigorous testing and more effective technology. Other initiatives have sought to reform the public education system itself by embracing the market-oriented concepts of competition, accountability and a broader range of parental choice. Key reform initiatives include the following:

     - No Child Left Behind. On January 8, 2002, President Bush signed into law the No Child Left Behind ("NCLB") Act, a comprehensive education reform package that will have a wide range of effects on the education establishment. Many of the NCLB provisions are designed to lift the achievement level of under-performing students in traditionally low-achieving schools. This new legislation mandates that schools that fail to meet adequate yearly progress must take a series of steps to remedy their poor academic performance. These steps may include: providing supplemental services to its students; offering school choice options to its students; spending more Title I funds on professional development for teachers; reopening the school as a charter school; and contracting with a private management company. Additionally, all newly hired teachers must be highly qualified -- a new teacher must hold at least a bachelor's degree and must demonstrate knowledge of the subjects he or she is teaching by passing a rigorous state test.

     - Charter Schools. Since Minnesota first enacted legislation in 1991, 40 states and the District of Columbia have passed charter school legislation. Under the typical charter school statute, identified entities, such as the state board of education or a state university, are authorized to grant a specified number of charters to community groups or non-profit entities to create a public school. A growing number of charter boards in turn contract with private sector organizations to operate the schools. In return for a large measure of autonomy from regulation, the charter school is accountable for student academic performance. Many charter school statutes limit the number of charter schools or the number of students that may enroll in charter schools. Currently, there are approximately 2,700 charter schools in operation, with an estimated enrollment of almost 685,000 students in 37 states and the District of Columbia.

     - District Partnership Schools. District partnership schools are public schools operated by private organizations based upon management agreements with local school boards. Unlike charter schools, district partnership schools do not require specific statutory authority, but are created through a contract between a school management company and a school board in accordance with existing authority.

     - Voucher Programs. Voucher programs provide for the issuance to parents of tuition vouchers worth a certain amount of money that they can redeem at any approved school of their choice. These programs allow students to choose among public schools, which would have to compete for students, or possibly even attend private schools. Legislation in Wisconsin has provided vouchers in Milwaukee since 1990, and legislation in Ohio has provided for vouchers in Cleveland since 1996. In June 2002, the Supreme Court ruled that the Cleveland program did not violate the First Amendment of the U.S. Constitution, which has encouraged voucher advocates across the country, (although in August 2002 a Florida circuit court ruled that the state's 1999 voucher legislation violated the state constitution.) Voucher legislation has also been introduced in several other states, and private philanthropists have funded a number of voucher programs.

     - Choices Offered by School Districts. School districts are offering increased choice to their students by, for example, establishing magnet schools serving students within the district and allowing students to attend schools across district lines. Magnet schools are specialized public schools offering unique programs, such as curricula emphasizing math, science or the arts.

     - State Takeover Statutes. Some states have exercised their ability under local law to divest local school boards of their authority to manage an identified school or schools within the district. These states include, among others, Maryland, New Jersey, Michigan and Pennsylvania. One of those states, Maryland, has opted to contract with us to provide educational services at three identified schools in Baltimore. As a result of a program instituted under Pennsylvania's Act 46, the School Reform Commission of the School District of Philadelphia has contracted with us to manage 26 schools. Additionally, as a result of a program instituted under Pennsylvania's Educational Empowerment Act, we are currently managing nine schools in Chester, Pennsylvania. The company also manages a small school district in Michigan that is currently being administered by an "emergency financial manager" appointed by the governor.

     Incorporating elements of both a market-oriented approach and programmatic innovation, we are a leader in offering reform alternatives to local school boards searching for new approaches to education. For the 2002-2003 school year, we operated 98 district partnership schools with a total enrollment of 51,000 students and 51 charter schools with a total enrollment of 29,000 students. Of these district partnership schools, 16 were operated under charters granted by school districts, which provided the facilities. We categorize these schools as district partnership schools because we do not provide the facilities and therefore the economics of these arrangements closely resemble those of a district partnership school. The remaining 82 district partnership schools were operated under management agreements with local school boards. We also operated summer school programs during the summer of 2003 serving approximately 46,000 students at 200 school sites in partnership with 70 school districts.

THE EDISON SOLUTION

     As a private enterprise with national scale, Edison offers school districts and charter boards a vehicle for overcoming many of the inherent constraints that have impeded systemic reform of public schools. The Edison solution consists of two equally critical and mutually reinforcing components:

     - a research-backed curriculum and school design that we believe yields significant improvement in student academic achievement as reflected in average annual gains of 4.0 percentage points against state criterion-referenced tests and 4.4 percentiles per year against national norm-referenced tests from the 1995-1996 school year through the 2000-2001 school year; and

     - support systems designed to ensure consistent, replicable and effective implementation of our educational model as we expand into a wide range of communities across the nation.

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

     Regular Assessments of Student Performance. We routinely monitor our students' progress against academic standards. We connect our standards and instructional programs with state standards and assessments, and we believe our students are well prepared for state and local tests, for which we are held accountable. Each quarter teachers complete a unique report card, known as a Quarterly Learning Contract, which is a special narrative report card that tracks student progress against academic standards and sets specific goals for students. We believe this is a contrast to the typical American report card that grades progress relative to each teacher's subjective classroom standards. Our students take all standardized tests required by state and local authorities, but we also have introduced a monthly electronic benchmark assessment system that provides us with detailed measurements of student progress toward achieving grade level academic standards. These electronic assessments provide state-specific content via a proprietary split-ASP technology model, giving our teachers a valuable tool that enables them to adjust their daily instruction to help our students achieve the academic requirements of their grade level. Approximately a million assessments were administered electronically during the 2002-2003 school year alone.

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

     Longer School Day and Year. In district partnership and charter schools that choose to adopt this part of our program, our students are in school an average of 1,500 hours each year after the first year of their school's operation, and our school year is approximately 200 days. Based on these figures, we believe many of our students spend more time in school each year than students in most other public schools. This provides our students with substantially more time for learning than many public school students and enables us to implement a richer curriculum. Our typical school schedule also provides our students with less time during the shorter summer vacation to forget what they learned during the school year.

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

     Principals Accountable for School Performance. Principals at our schools are appraised and compensated based on meeting student academic performance, financial management and community satisfaction goals. They are also responsible for public reporting of their school's accounts and budgets. Principals receive school report cards that track progress on all accountability criteria, and principals are in turn appraised and compensated based on progress against the accountability criteria. Principals for our district partnership and charter schools are chosen in consultation with the school district or charter board and normally hired four to six months before the school opens. This allows our general managers to work closely with the new principals for several months to thoroughly introduce them to our education system. In addition, new principals receive two weeks of formal training on our education system.

     Dedicated Teachers. We believe our schools attract motivated and dedicated teachers due to the following factors:

     - our innovative curriculum and approach to education;

     - our commitment to professional development of teachers;

     - increased access to resources and technology; and

     - generally competitive salary levels.

     Our schools are staffed by four levels of teachers: lead teacher, senior teacher, teacher and resident teacher. We believe this four-tier seniority system provides an attractive career path and allows new teachers to be mentored by more experienced teachers. Teachers are hired based on classroom and educational experience, expertise in a particular subject area, evidence of leadership abilities in the context of teams, and interaction with staff, students and families. Lead teachers have responsibility for the organizational management of the teaching team, and classroom instruction is the primary focus of senior teachers, teachers and resident teachers. In addition, lead teachers serve on the management team of the school, which is led by the principal. In this respect, teachers are offered the opportunity to participate in the management of the school.

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

     Newton Learning. During the summer of 2003, Newton Learning, Edison's extended learning division, served approximately 46,000 students in summer school programs at 200 school sites in 70 districts in Missouri. Edison manages none of these schools during the regular academic year. Newton's programs serve students in grades K-12 and includes instruction in all subject areas. The programs typically provide 168 hours of instruction for students during a five-week period. Newton Learning creates site-specific educational programming, with core classes in academic subject areas in the morning and elective courses in the afternoon.

THE EDISON OPERATING SYSTEM

     The systems we have built to ensure consistent and effective implementation, replicability and scalability are as essential to our managed school model as the Edison curriculum and school design itself. Although there are many outstanding public schools in the United States, we believe that the basis for such success has been highly individualized, often, for example, dependent on an especially dynamic principal. Edison has designed its support systems with the objective of not only creating excellence, but also being able to replicate it in a consistent manner in a widely diverse array of schools across the country.

     As of July 2003, the Company was re-organized into three operating divisions -- Charter Schools, District Partnerships and Educational Services. Each division is supported by Edison's other headquarters divisions: Education, Business & Finance, Business & Technology Services, General Counsel, Human Resources and Communications.

     Channel Head Structure. Our managed schools are organized under two operational executives who have operational and financial accountability over a specific numbers of our schools. The two divisions are generally divided along the lines of charter schools and district partnerships. The channel head is responsible for student achievement, client services, financial performance, and division growth. A third channel head oversees educational services, which includes the businesses of Newton Learning, Tungsten Learning and Edison Ltd. ("Edison UK," as further discussed on page 19), and is responsible for financial performance and division growth.

     General Manager Structure. Edison's operational professionals provide the most critical link between our central operations and each managed school site. They are accountable for building and ensuring the operation of successful schools, defined as schools that measurably enhance student achievement over time and meet financial objectives. They work closely with regional achievement directors from the education division to assess school progress against specific achievement goals. In meeting their responsibility, general managers make frequent site visits, analyze school academic and financial data, coordinate central support operations that meet the needs of each school and hold regional training sessions for principals and teachers. General managers report to a channel head.

     Education Division. Our Education Division oversees the implementation, modification, support and effectiveness of our educational design. The Education Division's 52 employees, together with approximately 150 of our teachers whom we annually certify as trainers, provide a continuous stream of support to our schools through the coordination of school wide and national training programs, development of curricular standards and assessment of design effectiveness at each school. The achievement department within the Education Division deploys senior educators with a span of control of roughly 10 schools apiece to help schools focus their instructional programs intensely on raising achievement. The Education Division also collects, analyzes and publishes educational data for use by our schools, our school district and charter board clients and the public.

     Assessment. The assessment department within our Education Division monitors student achievement, school design and customer satisfaction criteria of our schools, and analyzes these data to understand and measure our schools' performance. This department also prepares monthly and annual reports on school performance for our principals and general managers.

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

     Real Estate. Prior to finalizing a management agreement, we typically review the physical condition, technology infrastructure, suitability and student capacity of each school site, and estimate the costs of preparing the facilities for an Edison school. Generally, once the management agreement is finalized, we either contract with local architects and construction managers to make the necessary modifications or work closely with client school districts, depending on the terms of the management agreement. In some independent charter school management agreements, we may be responsible for new construction, major renovation or conversion of a commercial or industrial property. We often will provide construction management and real estate development and financial advisory services to charter schools. For more information on our real estate arrangements, see "Properties."

     Start-Up. As a management agreement is finalized with a charter or district client, the assigned general manager sets up a local start-up office, hires a start-up staff, and begins to complete each step outlined in our start-up manual, a multi-volume guide that directs each phase of the start-up process. The start-up office serves as the center for all school operations, including student enrollment, staff recruitment and coordination with the central office.

     Purchasing. Our supply chain management department is responsible for coordinating both the purchase and the delivery of each school's curriculum and technology. We believe our size and growth have allowed us to achieve economies of scale by realizing more competitive prices from vendors than could most school districts.

     Enrollment. We provide technical expertise and on-site support to assist each school in reaching its targeted enrollment. The student enrollment team supports a variety of student recruitment strategies, including door-to-door distribution of recruitment literature, neighborhood information sessions, posting of fliers in public areas, use of available print and electronic media and interaction with community-based organizations. In the event that the number of students seeking admission to an Edison school exceeds the school's capacity, an open admissions lottery is held to determine which students are admitted and which are placed on the school's waiting list.

     Area Financial Management Unit. We hire financial staff to manage the day-to-day financial operations of certain of our Edison schools. An area financial management unit consists generally of one financial manager, two business specialists and two student information specialists. Each unit generally services a cluster of schools and is responsible for managing the schools' budgets, processing certain site expenditures, handling financial reporting to clients and monitoring school enrollment. We also employ financial analysts in our central office to assess prospective management contracts and monitor the budgets versus actual expenditures of our existing managed schools. Our central office also monitors real estate financing and performs traditional financial administrative functions.

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

     Family and Community Partnerships. Formal parent orientation begins once the student body has been selected, but all parent meetings and community information sessions that lead up to final student selection are part of the families' introduction to Edison and the district partnership or charter school. The parent orientation process is organized at each site by the school's student support manager, a professional member of the school staff who facilitates community interaction and coordinates social services within the school. The student support manager works closely with the school's principal throughout the start-up process to recruit parent volunteers, hold welcome meetings, orient parents to the Edison curriculum and school design and coordinate the school's grand opening celebration.

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

     Site Monitoring and Accountability. To ensure that each Edison school makes continuous progress in each of these areas, we generate a Monthly Achievement Profile ("MAP") for each school site. The MAP provides a snapshot of benchmark results, information related to attendance, enrollment, student and teacher mobility, quality of instruction, student management, teaching materials, and professional development. These reports are available online to site and central personnel. Monthly financial estimates are also generated. In addition, we compile a year-end Student Report Card for each school site. The report includes information about student performance on standardized tests; levels of parent, staff, and student satisfaction; the degree to which the school adhered to and implemented the Edison school design, and the degree to which the school met its budgetary requirements. The School Report Card serves as the basis upon which the school principal is evaluated and, where state law permits, compensated.

THE EDISON SOLUTION IMPLEMENTED

     For the 2003-2004 school year, we expect to operate 130 schools located in 19 states and the District of Columbia with a combined student enrollment of approximately 66,000. This represents a decrease of approximately 14,000 students from the 2002-2003 school year. We also offered summer school programs at 200 sites in the summer of 2003.

     We operate two types of managed schools: district partnership and charter. In the case of most charter schools, we are required to arrange for a facility. In some cases, however, we operate charter schools under a charter granted by the local school board, which provides the facility. In these cases, we categorize and count these schools as district partnership schools because we do not provide the facilities and therefore the economics of the arrangement more nearly resemble those of a district partnership school. We believe that Edison, which is currently operating 79 district partnership schools, is the major provider of district partnership schools for traditional K-12 instruction in the United States, although other providers are now also operating district partnership schools.

     We consider grades pre-K-5, 6-8 and 9-12 to each be a school, and we count grades pre-K-5, 6-8 and 9-12 as separate schools, even if they are located in the same building. As we expand, we often introduce new grade levels gradually rather than simultaneously opening all grade levels within a school. We consider ourselves to have opened a new school if we introduce at least one grade level at a different school level. For example, we consider a new school to have been opened if we add grade 6 at a location housing an existing pre-K-5 school. In some cases, we count grades pre-K-6 as one school if it is the local practice to configure elementary schools in this manner. For the 2003-2004 school year, we have 99 principals, and each principal is generally responsible for all the Edison schools on his or her campus. Our students have generally been from economically disadvantaged backgrounds, and approximately 77% of our students participated in the federal free and reduced lunch program during the 2002-2003 school year. These students come from families with incomes at or below 185% of the poverty level established by federal authorities.

     The following table provides information about the schools we are operating for the 2003-2004 school year.

                                                                                                              EXPIRATION
CLIENT                            LOCATION           SCHOOLS   COMMENCED    GRADES           SCHOOL              DATE
------                    ------------------------   -------   ---------   --------   --------------------   ------------
Chula Vista Elementary
  School District.......  Chula Vista, California        1       1997      K-6        District               June 2008
                                                                                      partnership*
Ravenswood City School
  District..............  East Palo Alto,                2       1998      K-8        District               June 2004
                          California                                                  partnership*
Fresno Unified School
  District..............  Fresno, California             1       1999      K-6        District               June 2004
                                                                                      partnership*
Long Beach Unified
  School District.......  Long Beach, California         1       2000      K-5        District partnership   June 2005
Napa Unified School
  District..............  Napa, California               1       1998      K-6        District               June 2008
                                                                                      partnership*
San Francisco Unified
  School District.......  San Francisco,                 1       1998      K-5        District               June 2006
                          California                                                  partnership*
West Covina Unified
  School District.......  West Covina, California        2       1998      K-8        District               June 2008
                                                                                      partnership*
Academy School District
  No. 10................  Colorado Springs,              1       1998      K-5        District partnership   June 2004
                            Colorado
Colorado Springs School
  District No. 11.......  Colorado Springs,              2       1996      K-8        District               June 2006
                            Colorado                                                  partnership*
Wyatt-Edison Charter
  School................  Denver, Colorado               2       1998      K-8        Charter                June 2006
Friendship Public
  Charter School........  Washington, D.C.               4       1998      K-12       Charter                June 2008
Southeast Academy of
  Scholastic Excellence
  Public Charter
  School................  Washington, D.C.               2       2000      K-8        Charter                June 2005
Thomas A. Edison Charter
  School of Wilmington,
  Inc...................  Wilmington, Delaware           2       2000      K-8        Charter                June 2005
Dade County Public
  Schools...............  Miami, Florida                 1       1996      K-5        District partnership   June 2006
Drew Charter School,
  Inc...................  Atlanta, Georgia               2       2000      K-8        Charter                June 2005
Chicago Charter School
  Foundation............  Chicago, Illinois              3       1999      K-12       Charter                June 2007
Peoria Public Schools...  Peoria, Illinois               4       1999      pre-K-8    District partnership   June 2004
Springfield Public
  Schools...............  Springfield, Illinois          1       2000      K-6        District partnership   June 2005
Metropolitan School
  District of Perry
  Township..............  Indianapolis, Indiana          2       2002      K-5        District partnership   June 2008
Davenport Community
  School District.......  Davenport, Iowa                1       1999      K-5        District partnership   June 2004
New Baltimore City Board
  of School
  Commissioners and the
  Maryland State
  Department of
  Education.............  Baltimore, Maryland            3       2000      pre-K-6    District partnership   June 2005
Seven Hills Charter
  School................  Worcester, Massachusetts       2       1996      K-8        Charter                June 2006

                                                                                                              EXPIRATION
CLIENT                            LOCATION           SCHOOLS   COMMENCED    GRADES           SCHOOL              DATE
------                    ------------------------   -------   ---------   --------   --------------------   ------------
Detroit-Edison Public
  School Academy........  Detroit, Michigan              2       1998      K-8        Charter                June 2002**
YMCA Service Learning
  Academy...............  Detroit, Michigan              2       1999      K-8        Charter                June 2004
Edison-Oakland Public
  School Academy........  Ferndale, Michigan             1       1999      K-6        Charter                June 2004
School District of the
  City of Flint.........  Flint, Michigan                4       1997      K-12       District partnership   June 2005
Inkster Public School
  District..............  Inkster, Michigan              3       2000      pre-K-12   District partnership   June 2005
Duluth Public Schools
  Academy...............  Duluth, Minnesota              3       1997      K-8        District               June 2006
                                                                                      partnership*
Derrick Thomas Charter
  School................  Kansas City, Missouri          1       2002      K-6        Charter                June 2007
Westport Allen-Edison
  Village Educational
  School................  Kansas City, Missouri          2       1999      K-8        Charter                June 2004
Westport Community
  Secondary Schools.....  Kansas City, Missouri          2       1999      6-12       District               June 2004
                                                                                      partnership*
Confluence Academy......  St. Louis, Missouri            1       2003      K-3        Charter                June 2008***
Schomburg Charter
  School, Inc...........  Jersey City, New Jersey        1       2000      K-5        Charter                June 2004
Clark County School
  District..............  Las Vegas, Nevada              7       2001      K-8        District partnership   June 2006
New Covenant Charter
  School................  Albany, New York               2       2000      K-8        Charter                June 2004
Harriet Tubman Charter
  School................  Bronx, New York                1       2001      K-5        Charter                June 2005
Stepping Stone Academy
  Charter School........  Buffalo, New York              2       2001      K-7        Charter                June 2006
Riverhead Charter
  School................  Riverhead, New York            1       2001      K-6        Charter                June 2006
Charter School of
  Science and
  Technology............  Rochester, New York            2       2000      K-8        Charter                June 2005
Charter School For
  Applied
  Technologies..........  Tonawanda, New York            2       2001      K-8        Charter                June 2006
Alliance Community
  Schools, Inc. ........  Dayton, Ohio                   4       1999      K-8        Charter                June 2004
Chester-Upland School
  District..............  Chester, Pennsylvania          9       2001      K-12       District partnership   June 2006
Mariana Bracetti Academy
  Charter School........  Philadelphia,                  2       2000      6-11       Charter                June 2005
                          Pennsylvania
School District of
  Philadelphia..........  Philadelphia,                 26       2002      K-8        District partnership   June 2007
                          Pennsylvania
Renaissance Academy-
  Edison Charter
  School................  Phoenixville,                  3       2000      K-11       Charter                June 2005
                          Pennsylvania
Renaissance Academy of
  Pittsburgh Alternative
  of Hope...............  Pittsburgh, Pennsylvania       1       2003      K-2        Charter                June 2007
Lincoln-Edison Charter
  School................  York, Pennsylvania             1       2000      K-5        District               June 2005
                                                                                      partnership*
Milwaukee Science
  Education Consortium,
  Inc...................  Milwaukee, Wisconsin           2       2000      Pre-K-8    Charter                June 2005

                                                                                                              EXPIRATION
CLIENT                            LOCATION           SCHOOLS   COMMENCED    GRADES           SCHOOL              DATE
------                    ------------------------   -------   ---------   --------   --------------------   ------------
Milwaukee Urban League
  Academy of Business
  and Economics, Inc....  Milwaukee, Wisconsin           2       2001      Pre-K-7    Charter                June 2006
                                                       ---
                                                       130

---------------

  * Indicates charter schools operated under a charter granted by the local school board.

 ** Charter contract remains in force, although discussions are in progress to change the nature of this relationship.

*** Charter contract not currently signed, although we are providing management services.

     For information regarding terminations and expirations of our management agreements see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management Agreements: Renewals and Terminations."

COMPETITIVE STRENGTHS

     Our business is characterized by the following strengths:

     - Quantifiable Academic Improvement. Student achievement in our schools has been substantial, as measured by a range of state and local tests. From the 1995-1996 school year through the 2001-2002 school year, for those schools that we have operated long enough to generate trend data, typically by a school's second year with Edison, our students, on average, gained 4.0 percentage points per year against state criterion-referenced tests and 4.4 percentiles per year against national norm-referenced test -- rates of gain that are one and a half to four times as high as the districts and states in which our schools operate.

     - Parental Satisfaction. Our schools enjoy high parental satisfaction. According to a survey prepared for us by an independent market research firm for the 2001-2002 school year, covering all of our schools then in operation, over 50% of the parents of our students gave our schools grades of A or A-. This compares to 27% of parents in a national sample who gave the schools their students attend on average a grade of A or A-in a similar study conducted by a different market research firm for the 2001-2002 school year.

     - Extensive Infrastructure. We have a series of systems and support personnel that permit us to implement our curriculum and school design in district partnership and charter schools in communities across the United States. The systems were developed over our previous eight years of operating schools and include curriculum development, recruiting capabilities, assessment mechanisms, professional development systems, financial management and acquisition systems, and systems to assess prospective management agreements.

     - Achievement Management Systems. In order to manage effectively our national network of schools, we have developed a unique achievement management system, which includes our Benchmark Assessment System, our MAP, and our achievement directors. The Benchmark Assessment System is an on-line assessment tool designed to track student proficiency on state-mandated high stakes tests. With the data derived from the Benchmark system, teachers and administrators can obtain real time data on student progress against state standards. Similarly, the MAP is a reporting framework that provides Edison's management with all information relevant to the implementation of the Edison school design. The MAP includes Benchmark results, student discipline information, teacher training and turnover information, and indications of the rate of completion of other aspects of the design, such as the delivery of curriculum materials. The achievement directors and vice presidents, who are part of the Education Division, then bring these tools together to develop detailed student achievement plans and to coach principals and lead teachers in implementing them.

     - Experienced Management Team. We have an experienced management team led by H. Christopher Whittle, founder of several media enterprises including the first national electronic news system for middle and high schools in the United States, Benno C. Schmidt, Jr., former President of Yale University, Charles J. Delaney, former President of UBS Capital America, Christopher D. Cerf, former Associate Counsel to President Clinton from 1994 to 1996, and John E. Chubb, senior fellow at the Brookings Institution and a noted author and speaker on education. Our management team also features a number of former school system superintendents, including Deborah M. McGriff, former superintendent of the Detroit public schools.

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

GROWTH STRATEGY AND BUSINESS DEVELOPMENT

     We have historically focused on the direct management of public schools in the United States. Although we expect that school management will continue to be a major contributor of future business growth, we have developed strengths and capabilities through running schools that we believe can help students in other ways. We have begun to offer a variety of services in other areas such as summer and after-school programs and tutoring support.

     We believe that the market for these services is significant. School districts are increasingly looking for district-wide support, as NCLB has increased the pressure to show adequate gains in student achievement. We believe that our track record for raising student achievement positions us well to meet the increasing demand by school districts for proven academic and achievement services.

     We have also taken our first measured steps in expanding our presence outside the U.S., and in fiscal 2003 we established a wholly-owned subsidiary in the United Kingdom ("UK"). The UK has a similar market focus to the U.S. on raising student achievement, and the private sector has already begun to play a material role in meeting this need. We plan to tailor the capabilities we have built in the U.S. to meet the specific needs of UK schools.

     Our future business growth will benefit from a well-diversified set of business activities that build off our competitive strengths and share the common benefit of helping schools and school districts drive gains in student achievement. Our business growth activities are organized as follows:

          District Partnership Division. The district partnership channel will continue to form partnerships with school districts under which Edison will manage or help turn around one or more district schools. Because larger districts generally have the budget flexibility required to successfully partner with us, the district partnership channel will focus its efforts on the more than 800 school districts with over 10,000 students enrolled. This channel will also seek to develop opportunities to run schools where management is assumed by state government (as we have done in Maryland), an action that we anticipate will be increasingly common, given the increasing political support for school accountability measures. The sales cycle for developing district partnership schools ranges from nine to 18 months.

          Charter School Division. The charter school channel will continue to work to develop new charter schools in states with favorable charter legislation. This requires developing relationships with local community groups, developing charter applications, obtaining charters from state authorizers, selecting a school site, managing the construction or renovation of the building, and arranging third-party financing (such as a bank mortgage) or interim financing through the Company. A development vice president assigned to the charter channel must determine which jurisdictions are most suitable to the development of a charter school. Edison will seek to set up charter schools in jurisdictions with favorable state charter statues, an established non-profit community agency interested in holding the charter, a viable site acquisition strategy, and the support of state and local officials for charter schools. Typically, the development process for a charter school ranges from 18 to 27 months, beginning with Edison's first contact with a community group interested in setting up a new charter school.

          Educational Services Group. A newly formed channel, the Educational Services Group encompasses all of the diversified businesses outside of our traditional direct management of schools. These initiatives are organized into three separate business lines -- Newton Learning, Tungsten Learning and Edison UK.

          Newton Learning: This business line encompasses all of our "extended learning" services. As school districts strive to find new avenues for raising student achievement, they are increasingly focusing on how to better use the time after the traditional school day and school year ends. Given their primary focus on the core school day program, many school districts are turning to outside providers for a turnkey summer or after-school program. Over the past four years, we have developed a popular summer program in Missouri. This past summer we have expanded our summer school presence into New York and California. In addition, we have contracted with several school districts to launch after-school programs for this fall. Aggressively expanding our summer school program both within and outside Missouri, and developing a material after-school business are both key strategic priorities. The sales cycle for these offerings is relatively short, typically from three to six months.

          Beyond the summer and after-school markets, NCLB has opened up a new market for supplemental education services. Schools not making sufficient adequate yearly progress in achievement are required to provide higher poverty families additional academic support for their children after regular school hours, funded through Title I. Providers such as Newton Learning apply by state to be an "approved provider," and then market their services to parents. These services are typically in the form of tutoring or small class size instruction, during the after-school or summer hours. We view this as a potentially large market that lends itself to the strengths and capabilities we have demonstrated in our existing summer school programs.

          Tungsten Learning (formerly Affiliates). This business line, developed over the past year, is built on the intellectual property developed in our directly managed schools. We are now offering these resources to entire school districts on a consultative, behind-the-scenes basis. The initial product offering is built around our Benchmark Assessment System that provides teachers and administrators real-time data on students' learning progress against year-end standards, thereby providing a powerful tool to help teachers adjust their teaching strategies to accelerate student achievement. Our service includes professional development and achievement support. We are targeting these services to districts with between 2,000 and 20,000 students. We anticipate that the sales cycle for Tungsten services will be six to nine months in most cases.

          Edison UK. Over the past few years, we have received many requests from school officials, politicians and others outside the U.S. interested in seeing Edison replicate our efforts in their schools. Interest has been particularly strong in the UK. Over the past year we have responded to this interest and have launched a joint effort with Essex County, UK, which includes almost 600 schools, to develop a comprehensive school improvement program. This program has expanded upon our U.S. capabilities to meet the specific needs of Essex County schools and UK schools in general. We expect to launch these capabilities this coming academic year in several early adopter Essex County schools.

ACADEMIC PERFORMANCE

     School districts and charter boards generally retain us both to improve the academic performance of the students who will be in our schools and to create competition, which they hope will stimulate academic progress in the other schools in the district. Our students are required to take the same local, state and national tests administered by other public schools in the district. States regularly require students to take assessments based on state standards, known as criterion-referenced tests, and school districts also typically require students to take tests that compare student performance against national peer group performance, known as national norm-referenced tests. Both types of tests are scored by independent authorities and result in publicly available data about student performance. As of the end of the 2001-2002 school year, our seventh academic year, these tests have provided hundreds of measures of our students' achievement.

     Student academic achievement in our schools has been substantial, as measured by these independent external assessments. The following summarizes available results for schools that were open during the 2001-2002 school year:

     - On criterion-referenced tests -- tests that gauge the ability of students to achieve specified standards, and increasingly the type of test being used by states to hold schools accountable -- Edison schools have, from 1995 to 2002, increased the percentage of students achieving standards by an average of 4.0 percentage points every year.

     - On norm-referenced tests -- tests that gauge the achievement of students relative to their peers nationwide -- Edison schools have, from 1995 to 2002, increased the national percentile rank of its students by an average of 4.4 percentiles every year.

     - Edison's average annual rates of gain are several times the rates of gain in comparable public schools in the districts in which Edison works. Comparing the gain rates of Edison schools to over 1,100 schools with similar levels of economic disadvantage and ethnicity shows Edison schools out-gaining comparable schools by two to three points per year. These differences are statistically significant.

     - Edison schools not only have a strong record of helping more students each year achieve state standards; they have sharply reduced the numbers of students failing state tests altogether. From 1995 to 2002, Edison schools reduced the failure rate on criterion-referenced tests by an average of 3.6 percentage points every year.

     - Edison schools are successfully serving increasing percentages of African-American students. The average annual gain rates of Edison schools with predominantly African-American students (90 percent or higher) are 4.7 percentage points on criterion-referenced tests and 4.4 percentiles on norm-referenced tests, respectively. These gain rates are similar to our national averages and several times the gain rates of the districts and states in which our predominantly African-American schools are located -- strong evidence that students in these Edison schools are beginning to bridge the racial achievement gap.

     - Edison is also succeeding with schools that have failed to succeed in the past. Edison has been asked to work in a number of schools that, under federal NCLB legislation, "need improvement" based on their inability to make adequate yearly progress. After becoming Edison schools, these chronically failing schools have posted average annual gain rates of 5.8 percentage points and 4.3 percentiles on criterion-and norm-referenced tests, respectively -- several times state and local norms.

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

     Our commitment to developing a successful working relationship with unions reflects the fact that a majority of our schools are district partnerships rather than charter schools. As a general proposition, unions do not represent teachers at charter schools in the United States. In contrast, at least in those states with strong public employee labor laws, school teachers in traditional public schools generally have elected to organize. Approximately 46% of the students we educate attend schools operated under collective bargaining agreements, many specifically modified to accommodate the Edison design. In some charter schools, the charter incorporates by reference portions of collective bargaining agreements.

     Although we strive to maintain positive union relations, we regularly encounter resistance from teachers unions in local school board debates over whether to enter into a management agreement with us. Local teachers' unions have also occasionally initiated litigation challenging our management agreements. The concept of a private sector school manager in public education is still not necessarily an acceptable alternative. In addition, both national teachers unions historically have opposed privatization in public schools. While we reject that label and regard our approach to be more of a public/private partnership that draws on the strengths of both sectors, the unions' historical perspective often influences local debates.

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

CONTRACTUAL ARRANGEMENTS FOR ESTABLISHING DISTRICT PARTNERSHIPS AND CHARTER SCHOOLS

     District Partnership Schools. Our management agreements for operating district partnership schools are typically negotiated with the district school board. Management agreements generally last for five years, provide us with per-student funding generally comparable to that received by other schools in the district and give us substantial control over a school, under the board's ultimate supervision. We deliver and support our curriculum, manage the school's budget, provide periodic assessment reports to the school district, hire teachers and, in collaboration with the school district, choose the school's principal.

     Charter Schools. Our management agreements for operating charter schools are negotiated with the charter boards, which generally consist of community groups or established non-profit entities. Public school districts typically can also issue charters and may retain us to operate charter schools. The terms and conditions of these management agreements are similar to our management agreements for district partnership schools. We often also help the charter boards arrange for financing to obtain the facilities for the charter schools and often provide interim financing. In some cases, we have entered into long-term leases for the charter school facilities. We have also provided permanent credit support for many of our charter school buildings, typically in the form of loan guarantees or cash collateral.

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

     No Child Left Behind Act. This act is the 2001 reauthorization of the Elementary and Secondary Education Act of 1965. It contains numerous requirements pertaining to the receipt of a range of federal funds, including Title I. Two significant requirements are new standards pertaining to teacher qualifications, and the requirement that schools make adequate yearly progress ("AYP") toward state standards for students. The AYP requirements must be met not only by the aggregate school population, but also by ethnic/racial subgroups, students with disabilities, and English language learners. Schools that fail to make AYP toward meeting state standards may lose some of their student enrollment due to school choice provisions, may be required to allocate a portion of their Title I funding toward the provision of supplemental services to some students, and may be subject to state takeover or other forms of district or state intervention. Failure to meet teacher qualification and related standards may result in the loss of NCLB funds at the school or district that failed to meet the Act's requirements.

     Individuals with Disabilities in Education Act. This act requires that students with qualified disabilities receive an appropriate education through special education and related services provided in a manner reasonably calculated to enable the child to receive educational benefit in the least restrictive environment. Our responsibility to provide the potentially extensive services required by this act varies depending on state law, type of school and the terms of our management agreements. We are generally responsible for ensuring the requirements of this act are met in our charter schools, unless state law assigns that responsibility to another entity. In our district partnership schools, we typically share responsibility with school districts for ensuring that the requirements of this act are met. If we are found in violation of this act in one of our schools, we may incur costs relating to the provision of compensatory education services, and may be liable for reasonable attorney fees incurred by the families of individual students with disabilities.

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

     For more information on the effect of government laws and regulations on our business, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Additional Risk Factors That May Affect Future Results -- We rely on government funds for specific education programs, and our business could suffer if we fail to comply with rules concerning the receipt and use of the funds" and "-- We are subject to extensive government regulation because we benefit from federal funds, and our failure to comply with government regulations could result in the reduction or loss of federal education funds."

SECURITY

     We believe our school design helps maintain order and security by encouraging closer relationships among teachers, students and families. In addition, we have taken the following steps to ensure safety at our schools:

     - We regularly engage national school security consultants to oversee the design and effectiveness of security at our schools;

     - We have developed a security review process for our schools. Each year a selected number of schools will participate in a review that includes three site visits, a complete security walkthrough and evaluation, a set of crisis management and safety training sessions for principals and all school staff, and a crisis drill and security walkthrough follow-up;

     - We have developed a security officer training program that all Edison security officers attend; and

     - We have entered into national contracts with several safety companies for items such as security cameras, metal detectors and emergency kits.

HUMAN RESOURCES

     As of June 30, 2003, we had 336 full-time headquarters employees. In addition, 112 principals, over 4,400 teachers and approximately 1,500 members of administrative staff and management worked in our schools for the 2002-2003 school year.

COMPETITION

     We have a number of direct competitors, although to date the companies that are most similar to us in terms of corporate strategy have focused primarily or exclusively on operating charter schools rather than contracting with school districts. Companies that compete with us include Chancellor-Beacon Academies, Mosaica Education, Charter Schools USA, The Leona Group, National Heritage Academy, SABIS Educational Systems and Victory Schools. In addition, other private school operators, post-secondary education providers or childcare providers could possibly enter our market. For example, Bright Horizons Family Solutions, a provider of corporate sponsored childcare, recently opened its first private school, and it or other childcare providers could seek opportunities in the charter or district partnership schools market. KIPP, a national non-profit organization, provides support and training to schools using the KIPP model as developed in KIPP Academies in Houston and New York City.

ITEM 2.  PROPERTIES

     Of the 130 schools we are currently operating in fiscal 2004, the district partnership schools generally operate in existing facilities provided by our school district clients, though we manage the maintenance and operation of these facilities. Of our 79 district partnership schools, 16 are operated under a charter held by a public school district which provides a facility.

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

     Our executive offices are located in New York, New York in a leased facility consisting of approximately 77,000 square feet.

     In fiscal 2000, we purchased property in New York, New York for the purchase price of $10.0 million and entered into an agreement with the Museum for African Art to develop the property for a mixed use project consisting of new corporate headquarters, a charter school and a facility to house the Museum. In the fourth quarter of fiscal 2002, we decided to discontinue the project and recorded an impairment charge of approximately $3.6 million reflecting soft costs invested in the project since inception. On August 1, 2003 we closed on the sale of this property to the Museum for African Art. During August 2003 we entered into a non-binding contract to sell our non-income-producing Miami property for $1.1 million.

ITEM 3.  LEGAL PROCEEDINGS

     Litigation Related to the Proposed Merger. Edison is aware of a number of purported class action complaints that have been filed in the Court of Chancery of the State of Delaware (the "Delaware Complaints") and the Supreme Court of the State of New York County of New York (the "New York Complaints") challenging the Merger. Thus far, 12 Delaware Complaints have been filed, including:
Golombuski v. Whittle, et al., Del. Ch., C.A. No. 20421; Scala v. Whittle, et al., Del. Ch., C.A. No. 20422; Merullo v. Whittle, et al., Del. Ch., C.A. No. 20423; Jones v. Whittle, et al., Del. Ch., C.A. No. 20424; Gail K. Fischmann Trust v. Whittle, et al., Del. Ch., C.A. No. 20427; Jotkovitz v. Whittle, et al., Del. Ch., C.A. No. 20428; Young v. Balousek, et al., Del. Ch., C.A. No. 20426; Divino v. Edison Schools Inc., et al., Del. Ch., No. 20431; Kern v. Edison Schools Inc., et al., Del. Ch., No. 20435; Kochalka v. Whittle, et al., Del. Ch., C.A. No. 20437; Carter v. Whittle, et al., Del. Ch., No. 20446; and Khan v. Whittle, et al., Del. Ch., C.A.

20460. All of the Delaware Complaints name Edison and certain members of the Company's board of directors as defendants. Some of the Delaware Complaints name Liberty Partners as a defendant. As of the date of this Annual Report, only the complaints in C.A. Nos. 20421 and 20435 have been served on the Company. On September 5, 2003, an order of dismissal without prejudice was granted in C.A. No. 20424.

     In addition, Edison is aware of three New York Complaints that have been filed thus far, including: Lee v. Edison Schools Inc., et al., Index No. 03/602236; Devine v. Edison Schools Inc., et al., Index No. 03/602295; and Borghesi v. Whittle, et al., Index No. 03/602420. All of the New York Complaints name Edison and certain members of the Company's board of directors as defendants. Two of the New York Complaints name Liberty Partners as a defendant. One of the New York Complaints names several members of Edison's senior management as defendants. As of the date of this Annual Report, only the complaint in Index No. 03/602295 has been served on the Company. That complaint was amended on September 3, 2003.

     Both the Delaware Complaints and the New York Complaints allege, among other things, that the defendants purportedly breached duties owed to Edison's stockholders in connection with the transaction by failing to: (1) appropriately value Edison's worth as a merger candidate; (2) expose Edison to the marketplace in an effort to obtain the best transaction reasonably available; (3) adequately ensure that no conflicts of interest exist between defendants' own interests and their fiduciary obligation to maximize stockholder value; and (4) disclose certain material facts in their preliminary proxy statement regarding the transaction. Plaintiffs seek, among other things: (1) an order that the complaints are properly maintainable as a class action; (2) a declaration that defendants have breached their fiduciary duties and other duties to the plaintiffs and other members of the purported class; (3) injunctive relief; (4) monetary damages; (5) attorneys' fees, costs and expenses; (6) corrective and complete disclosures made to the plaintiffs and the class; and (7) such other and further relief as the court may deem just and proper. Edison plans to defend these lawsuits, as well as any other similar lawsuits that may be filed, vigorously. However, the outcome of this litigation cannot be determined at this time. If the Company were not to prevail, the amounts involved could be material to the financial position, results of operations and cash flows of the Company.

     Other Litigation. Between May 15, 2002 and July 3, 2002, ten class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. On October 29, 2002, the Court consolidated all ten actions and appointed Hawaii Electricians Annuity Fund as lead plaintiff and Milberg Weiss Bershad Hynes & Lerach LLP as lead counsel. On April 7, 2003, plaintiffs filed a consolidated amended class action complaint. The lawsuit alleges that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The lawsuit seeks unspecified compensatory damages, rescission and/or rescissory damages, costs and expenses related to bringing the action, and injunctive relief. Plaintiffs allege that the Company's public disclosures from November 1999 to May 2002 regarding its financial condition were materially false and misleading because the Company allegedly improperly inflated its total revenues by including certain payments, including payments for teacher salaries, that were paid directly to third parties by local school districts and charter school boards that contracted with the Company, accelerated revenues on an unexecuted contract with one school district, and failed to timely recognize losses related to contracts with two school districts. The lawsuit further alleges that the Company lacked adequate internal accounting controls, manipulated the test scores of its students in order to demonstrate improvement in the students' academic performance, and failed to disclose that the Company agreed to fulfill the final two years of its contract with the Sherman, Texas school district without pay. The lawsuit also mentions three restatements of the Company's financial statements, one regarding a warrant purchased in 1998 by a philanthropic organization, one regarding a severance agreement between the Company and one of its senior officers, both of which were made by the Company as a result of the SEC's May 14, 2002 cease-and-desist order, and another regarding stock based compensation the Company granted to one of its senior officers. On August 1, 2003, the Company and certain of its officers and directors filed a motion to dismiss the consolidated amended class action complaint. Plaintiffs had until September 26, 2003 to file any opposition to the motion to dismiss. The Company believes that it has strong defenses to the claims raised by these lawsuits. However, the outcome of this litigation cannot be determined at this time. If the Company were not to prevail, the amounts involved could be material to the financial position, results of operations and cash flows of the Company.

     In addition, between May 15, 2002, and July 19, 2002, three lawsuits were filed derivatively on behalf of the Company against certain of the Company's officers and directors in the Supreme Court for the State of New York, County of New York. On November 14, 2002, the Court consolidated these actions. On September 19, 2003, plaintiffs filed a consolidated amended derivative complaint. The lawsuit alleges that the Company's officers and directors violated their fiduciary duties to the Company in connection with the allegedly improper inflation of the Company's total revenues by including certain expenses, including teacher salaries, that were paid directly by local school districts and charter school boards. In particular, the plaintiffs allege that the officers and directors named as defendants violated their fiduciary duties to the Company by permitting the Company to disseminate to the public misleading and inaccurate information concerning the Company's financial condition, by failing to establish and maintain adequate internal accounting controls to ensure to the accuracy of the Company's financial statements, by using material non-public information to sell shares of the Company's common stock and thereby reap millions of dollars in illegal insider trading gains and by participating in or approving the proposed going private transaction. The lawsuit seeks an order enjoining the consummation of the going private transaction, unspecified compensatory damages in the amount sustained by the Company as a result of the named defendants' breaches of fiduciary duties, compensatory damages in the amount of the profits the individual defendants allegedly made, as well as a constructive trust over such profits, and costs and fees related to the lawsuit. The Company has negotiated a stipulation in this consolidated action that allows defendants until December 3, 2003 to file a responsive pleading. The Company believes that the Company's officers and directors also have strong defenses to these lawsuits. We are also involved in various legal proceedings from time to time incidental to the conduct of our business. For example, we are currently involved in lawsuits filed in Baltimore, Maryland and Peoria, Illinois questioning the authority of these school districts to enter into management agreements with us. In addition, the school district of York, Pennsylvania has appealed the decision of the state charter-granting authority to grant a charter to one of our clients. Company also currently investigated whether a former employee inappropriately transferred nonmaterial amount of money to certain Company vendors. We currently believe that any ultimate liability arising out of such proceedings will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2003.

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

PERIOD                                                         HIGH     LOW
------                                                        ------   ------
Fiscal Year Ended June 30, 2002:
  First Quarter.............................................  $23.10   $11.95
  Second Quarter............................................  $20.51   $10.76
  Third Quarter.............................................  $21.68   $10.28
  Fourth Quarter............................................  $13.79   $ 0.72
Fiscal Year Ended June 30, 2003:
  First Quarter.............................................  $ 1.14   $ 0.22
  Second Quarter............................................  $ 2.50   $ 0.14
  Third Quarter.............................................  $ 1.90   $ 0.88
  Fourth Quarter............................................  $ 2.14   $ 0.86

     There is no established trading market for our Class B common stock. Class B common stock may be converted into Class A common stock at any time on a one-for-one basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer in most circumstances or upon the occurrence of other specified events.

     As of September 15, 2003, we had approximately 173 holders of record of Class A common stock and 35 holders of record of Class B common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

     We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

     On July 31, 2002 we issued warrants for the purchase of up to 10,710,973 shares of our Class A common stock in connection with the amendment of a revolving credit agreement with Merrill Lynch Mortgage Capital Inc. ("MLMCI") and School Services LLC ("School Services") (the "MLMCI Facility") and the establishment of a credit and security agreement with School Services (the "School Services Facility"). The warrants have an exercise price of $1.00 per share and are exercisable at any time following their issuance and prior to July 31, 2007. The warrants issued in these transactions were issued in reliance on the exemption from registration set forth under Section 4(2) of the Securities Act. No underwriters were involved in this issuance of securities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report. The statement of operations data for the years ended June 30, 2001, 2002 and 2003, and the balance sheet data as of June 30, 2002 and 2003, are derived from, and are qualified by reference to, audited financial statements included in this Annual Report. The statement of operations data for the years ended June 30, 1999 and 2000 and the balance sheet data as of June 30, 1999, 2000 and 2001 are derived from our audited consolidated financial statements that are not included in this Annual Report. Please see Note 2 of the notes to our consolidated financial statements for (i) information on direct site expenses which are paid by our clients on our behalf and (ii) information concerning the calculation of basic and diluted net loss per share.

     The following table includes EBITDA and a subsequent table provides a reconciliation of EBITDA to net loss. The term EBITDA will also be used throughout management's discussion and analysis of the Company's financial condition and results of operations. EBITDA is defined as net income (loss) before income tax expense (benefit), interest expense, interest income, depreciation and amortization. EBITDA is not a generally accepted accounting principal ("GAAP") measure and should not be considered an alternative to any other measure of performance presented in accordance with GAAP. You should not consider EBITDA in isolation from, or as a substitute for, net income (loss), cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. EBITDA is presented because management believes that it could be useful for investors in assessing operating performance and performance relative to financial obligations. Additionally, EBITDA is a measure commonly used by financial analysts because of its usefulness in evaluating operating performance. EBITDA, as used by Edison, is not necessarily comparable with similarly titled measures of other companies because all companies do not calculate EBITDA in the same fashion.

                                                  FISCAL YEARS ENDED JUNE 30,
                               ------------------------------------------------------------------
                                  1999         2000          2001          2002          2003
                               ----------   -----------   -----------   -----------   -----------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net Revenue..................  $  125,085   $   208,971   $   350,508   $   465,058   $   425,628
                               ----------   -----------   -----------   -----------   -----------
Education and operating
  expenses:
  Direct site expenses:
     Company paid............      49,905        93,087       162,028       211,438       186,216
     Client paid.............      56,515        83,909       129,172       178,702       143,669
  Administration, curriculum
     and development.........      49,984        54,232        57,851        71,230        67,809
  Impairment charges.........          --            --            --        36,878            --
  Loss on disposal of
     assets..................         368            --         1,149         4,784         3,083
  Depreciation and
     amortization............      12,526        20,906        33,595        37,396        34,850
  Pre-opening expenses.......       5,457         8,372         8,641         6,153         3,752
                               ----------   -----------   -----------   -----------   -----------
     Total education and
       operating expenses....     174,755       260,506       392,436       546,581       439,379
                               ----------   -----------   -----------   -----------   -----------
Loss from operations.........     (49,670)      (51,535)      (41,928)      (81,523)      (13,751)
Other income (expense),
  net........................         237           905         4,019        (3,477)      (10,362)
                               ----------   -----------   -----------   -----------   -----------
Loss before provision for
  taxes......................     (49,433)      (50,630)      (37,909)      (85,000)      (24,113)
Provision for state and local
  taxes......................          --            --          (603)       (1,040)         (915)
                               ----------   -----------   -----------   -----------   -----------
Net loss.....................     (49,433)      (50,630)      (38,512)      (86,040)      (25,028)
Preferred stock accretion....      (1,027)           --            --            --            --
                               ----------   -----------   -----------   -----------   -----------
Net loss attributable to
  common stockholders........  $  (50,460)  $   (50,630)  $   (38,512)  $   (86,040)  $   (25,028)
                               ==========   ===========   ===========   ===========   ===========
Basic and diluted net loss
  per share attributable to
  common stockholders........  $   (16.24)  $     (1.83)  $     (0.80)  $     (1.61)  $     (0.47)
                               ==========   ===========   ===========   ===========   ===========

                                                  FISCAL YEARS ENDED JUNE 30,
                               ------------------------------------------------------------------
                                  1999         2000          2001          2002          2003
                               ----------   -----------   -----------   -----------   -----------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Weighted average number of
  common shares outstanding
  used in computing basic and
  diluted net loss per share
  attributable to common
  stockholders...............   3,107,356    27,685,203    47,966,741    53,564,244    53,363,501
                               ==========   ===========   ===========   ===========   ===========
OTHER OPERATING DATA:
Capital expenditures.........  $   34,023   $    75,899   $    68,348   $    33,163   $    16,122
EBITDA.......................  $  (38,170)  $   (32,607)  $    (8,555)  $   (50,839)  $    21,476
Cash (used in) provided by
  operating activities.......  $  (17,624)  $   (41,429)  $   (26,710)  $   (23,706)  $     7,405
Cash (used in) investing
  activities.................  $  (28,783)  $   (89,115)  $   (77,410)  $   (48,064)  $   (11,842)
Cash provided by (used in)
  financing activities.......  $   66,838   $   155,266   $   147,670   $    16,223   $    (9,903)
Total number of schools......          51            79           113           133           149

                                                             AS OF JUNE 30,
                                          ----------------------------------------------------
                                            1999       2000       2001       2002       2003
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...............  $ 27,923   $ 52,644   $ 96,195   $ 40,648   $ 26,307
Working capital.........................  $ 18,554   $ 57,351   $111,731   $ 12,328   $ 27,774
Total assets............................  $106,870   $245,010   $394,498   $381,376   $348,725
Total debt, including current portion...  $ 21,535   $ 36,280   $ 45,524   $ 68,775   $ 70,487
Total stockholders' equity..............  $ 58,962   $172,813   $298,367   $232,384   $212,305

NON-GAAP FINANCIAL MEASURE

     The following table presents a reconciliation of the non-GAAP financial measure of EBITDA to the most directly comparable GAAP financial measure for each of the periods indicated.

RECONCILIATION FROM NET LOSS TO EBITDA

                                                      FISCAL YEARS ENDED JUNE 30,
                                          ----------------------------------------------------
                                            1999       2000       2001       2002       2003
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net loss................................  $(50,460)  $(50,630)  $(38,512)  $(86,040)  $(25,028)
Add back (subtract):
Provision for state and local taxes.....        --         --        603      1,040        915
Interest expense (income), net..........      (236)    (2,883)    (4,241)    (3,235)    10,739
Depreciation and amortization...........    12,526     20,906     33,595     37,396     34,850
                                          --------   --------   --------   --------   --------
EBITDA*.................................  $(38,170)  $(32,607)  $ (8,555)  $(50,839)  $ 21,476
                                          ========   ========   ========   ========   ========

---------------

* Included in EBITDA is stock-based compensation of $22.4 million, $11.8 million, $1.6 million, $(13.3) million and $0.8 million for years ending June 30, 1999, 2000, 2001, 2002 and 2003, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of Edison should be read in conjunction with "Item 6. Selected Financial Data" and our financial statements and the related notes included in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, those set forth under "-- Additional Risk Factors That May Affect Future Results."

OVERVIEW

     We are the nation's largest private operator of public schools serving students from kindergarten through 12th grade. We contract with local school districts and public charter school boards to assume educational and operational responsibility for individual schools in return for per-pupil funding that is generally comparable to that spent on students in other public schools in the area. We opened our first four schools in August 1995, and in the 2002-2003 school year we served approximately 80,000 students in 149 schools located in 22 states across the country and the District of Columbia. For the 2003-2004 school year, we expect enrollment of approximately 66,000 students in 130 schools located in 19 states and the District of Columbia. In addition to the direct management of public schools, Edison has begun to enter related business areas such as consultative services, summer and after-school programs and tutoring support. During the summer of 2003, we served approximately 46,000 students in our summer school program.

     From our formation in 1992 until opening our first schools in fiscal 1996, we were a development stage company focused on research, development and marketing of the Edison school design and curriculum and raising capital to support our business plan. From 1992 until 1995, Edison's team of leading educators and scholars developed an innovative, research-backed curriculum and school design. We operated as a partnership prior to November 1996, when we converted to a corporation. As of June 30, 2003, our accumulated deficit since November 1996 was approximately $281.6 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital.

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

     We make a significant investment in each managed school we open. The investment generally includes:

     - Initial staff training and professional development;

     - Technology, including laptop computers for teachers;

     - Books and other materials to support the Edison curriculum and school design; and

     - Upgrades in facilities.

GOING-PRIVATE TRANSACTION

     On July 14, 2003, the Company issued a press release announcing that it had signed an Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 13, 2003, among the Company, Shakespeare Acquisition LLC (the "Parent"), and its wholly-owned subsidiary, Shakespeare Acquisition Corporation (the "Merger-Sub") dated as of July 13, 2003. The Parent and Merger-Sub are newly formed entities organized for the sole purpose of entering into the Merger Agreement and consummating the transactions contemplated therein. Affiliates of Liberty Partners, a private equity firm based in New York, and H. Christopher Whittle, the Chief Executive Officer of the Company, control the Parent. Under the terms of the Merger Agreement, the Merger-Sub will merge (the "Merger") into the Company with the Company remaining as the surviving corporation, and the stockholders of the Company will receive $1.76 in cash for each outstanding share of the Company's Class A common stock and Class B common stock. Outstanding options and warrants to purchase shares of the Company's Common Stock will become fully vested and exercisable and, at the time of the merger, will be canceled and each holder of such convertible security will receive a cash payment in an amount equal to the excess, if any, of the common stock purchase price of $1.76 over the exercise price of such convertible security, multiplied by the number of shares held by the holder. The closing of the Merger is subject to various conditions, including approval of the transaction by stockholders of the Company representing a majority of the shares of Class A common stock and Class B common stock voting as a single class on the transaction and other customary conditions to closing. Subject to these conditions, the Company expects to complete the merger transaction in the fall of 2003. A special meeting of Edison's stockholders will be scheduled as soon as practicable following review of proxy materials filed in preliminary form with the Securities and Exchange Commission on August 22, 2003. There can be no assurance that all required conditions will be met and the transaction will be consummated in the fall of 2003 or at all.

     After consummation of the Merger, the Company's Class A common stock will no longer be traded on the Nasdaq National Market or any other securities exchange, and the Company will become a privately-held company.

NET REVENUE

     Revenues are principally earned from contractual agreements to manage and operate district partnership and charter schools. The Company also earns revenue from summer school and after-school program fees. The Company recognizes revenue for each managed school pro rata over the eleven months from August through June, typically the period over which we perform our services, in accordance with Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements."

     Most of our management agreements provide that we earn a fee based upon the number of children that attend our schools, and therefore, we only earn revenue to the extent students attend our schools. In most instances, there is a "base" fee per pupil and several "categorical" fee components paid only for students in certain categories (e.g., low-income, English as a second language, etc.). In some of our charter schools, our fee has a fixed component and variable component. Even in contracts where we have a fixed-fee component, we have generally agreed to forego or reduce our fee if there is a budget shortfall at the charter school.

     The Company is generally responsible to its clients for all aspects of the management of its schools, including but not limited to the academic achievement of the students; selection, training and compensation of school personnel; procurement of curriculum and equipment necessary for operations of the school; and the safe operation of the school facilities. The Company follows the guidance of the Emerging Issues Task Force ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," and EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" regarding classification of revenues. Issued in January 2002, EITF 01-14 clarifies EITF 99-19, which provides guidance on whether revenues should be presented gross or net of certain costs. After consultation with our independent auditors, the Company determined that EITF 01-14 should be interpreted to require us to present as revenue and expense only those direct site expenses that the Company is primarily obligated to pay. In accordance with the transition provisions of EITF 01-14, the Company adopted EITF 01-14 effective January 1, 2002.

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

     In November 2001, the EITF issued EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer." EITF 01-09 addresses the appropriate income statement characterization of consideration given by a vendor to a customer, specifically whether that consideration should be presented in the vendor's income statements as a reduction of revenue or as an expense. In accordance with the transition provisions of EITF 01-09, the Company adopted EITF 01-09 effective January 1, 2002.

DIRECT SITE EXPENSES

     Direct site expenses include most of the expenses incurred on-site at our schools. The largest component of this expense is salaries and wages, primarily for principals and teachers, which are often paid for by our clients on our behalf, in which case they are disclosed as "direct site expense -- client paid." The remaining direct site expenses include on-site administration, facility maintenance, utilities and, in some cases, student transportation. Once staffing levels for the school year are determined, most of these expenses are fixed, and accordingly, variations in enrollment will generally not change the overall cost structure of a school for that year. Direct site expenses do not include teacher training and other pre-opening expenses associated with new schools; financing costs or depreciation and amortization related to technology, including computers for teachers and students; curriculum materials; and capital improvements to school buildings.

ADMINISTRATION, CURRICULUM AND DEVELOPMENT EXPENSES

     Support from our central office is important for the successful delivery of our curriculum and school design. Administration, curriculum and development expenses include those amounts related to the creation and enhancement of our curriculum and our general, administrative and sales and marketing functions. These costs include costs for curriculum, assessment and training professionals, sales and marketing personnel, financial reporting, legal, technological support, travel expenses and other development activities.

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

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization relate primarily to the investments we make in each school for books and other educational materials, including enrollment fees for the Success for All program, computers and other technology, and facility improvements. These investments support the Edison curriculum and school design and relate directly to our provision of educational services. The depreciation and amortization of investments in our central office is also included.

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

     We implement various strategies to achieve optimal enrollment, including local recruiting, media advertising, and coordinating with our school district partners and community groups. Since some site costs are partially fixed, incremental enrollment can positively affect profitability. Further, due to the closely correlated relationship of site revenue and expenses, school personnel closely manage expenses based upon actual enrollment. As discussed below under "Financial Performance," we do not believe that achieving 100% of enrollment capacity at each school is necessary to achieve positive cash flow.

REENGINEERING

     On August 21, 2002, the Company announced several initiatives emerging from a Company-wide "reengineering" effort. The initiatives are intended to redesign Edison's infrastructure to improve service delivery to its schools; increase student achievement and customer satisfaction; and accelerate Edison's path to profitability. Among other changes, the Company announced significant improvements in its headquarters operations including enhancing customer service; strengthening its financial reporting and business functions; a ramp up of its communications function; and an alignment of its internal functions with a consolidated and streamlined regional structure. The Company has incurred expenses related to this reengineering effort of approximately $2.3 million in fiscal 2003.

FINANCIAL PERFORMANCE

     We have incurred substantial net losses in every fiscal year since we began operations. For the fiscal year ended June 30, 2003, our net loss was $25.0 million. As of June 30, 2003, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $281.6 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital.

     The following table sets forth various financial data expressed as a percentage of net revenue for the periods indicated:

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                               2001      2002      2003
                                                              ------    ------    ------
Net revenue.................................................  100.0%    100.0%    100.0%
Education and operating expenses:
  Direct site expenses:
     Company paid...........................................   46.2      45.5      43.8
     Client paid............................................   36.8      38.4      33.8
  Administration, curriculum and development expenses.......   16.5      15.3      15.9
  Impairment charges........................................     --       8.0        --
  Loss on disposal of assets................................    0.3       1.0       0.7
  Depreciation and amortization.............................    9.6       8.0       8.1
  Pre-opening expenses......................................    2.5       1.3       0.9
                                                              -----     -----     -----
  Total education and operating expenses....................  111.9     117.5     103.2
                                                              -----     -----     -----
Loss from operations........................................  (11.9)    (17.5)     (3.2)
Other income (expense), net.................................    1.1      (0.8)     (2.5)
                                                              -----     -----     -----
Loss from operations before provision for taxes.............  (10.8)    (18.3)     (5.7)
Provision for state and local taxes.........................   (0.2)     (0.2)     (0.2)
                                                              -----     -----     -----
Net loss....................................................  (11.0)%   (18.5)%    (5.9)%
                                                              =====     =====     =====

     In order to achieve profitability in our managed schools business, we believe it will be necessary to improve the direct contribution from our sites while maintaining educational quality and reducing central expenses as a percentage of net revenue. The latter improvement is largely dependent on our ability to increase our net revenue through expanded student enrollment while controlling central costs.

     In general, we believe that reaching positive cash flow in our managed school business, like achieving profitability, will be dependent on increasing our aggregate contribution from sites without a proportionate increase in central expenses. Because a site's contribution is the difference between site revenues and site expenditures, positive contribution can be achieved at a range of enrollment levels. While higher enrollment tends to have a positive effect on a site's contribution, our financial success does not depend on 100% enrollment at each site.

MANAGEMENT AGREEMENTS: RENEWALS AND TERMINATIONS

     Our management agreements generally have a term of five years. When we expand by adding an additional school under an existing management agreement, the term with respect to that school generally expires at the end of the initial five-year period. We cannot be assured that a management agreement will be renewed at the end of its term. Four management agreements covering eight schools expired at the end of the 2002-2003 school year and were not renewed. In addition, termination of a management agreement may occur prior to its expiration date for a variety of reasons. Four management agreements covering 38 of the schools we are operating for the 2003-2004 school year are terminable by the school district or charter board at will, with or without good reason. Moreover, all of our management agreements may be terminated for cause, including in some cases a failure to meet specified educational standards, such as academic performance based on standardized test scores. In addition, as a result of payment disputes or changes within a school district, such as changes in the political climate, from time to time we face pressure to permit a school district or charter board to terminate our management agreement even if they do not have a contractual right to do so. We may also seek the early termination of, or not seek to renew, a limited number of management agreements in any year. Five management agreements covering 14 schools, two due to expire at the end of the 2003-2004 school year, two at the end of the 2004-2005 school year, and one at the end of the 2005-2006 school year were terminated at the end of the 2002-2003 school year. In addition, one management agreement expiring at the end of the 2003-2004 school year, was terminated in December of fiscal 2003. It is likely that each year some management agreements will expire un-renewed or be terminated prior to expiration.

     Management agreements representing 24 schools, accounting for 16.2% of net revenue for fiscal 2003, will expire at the end of the 2003-2004 school year, and agreements representing 29 schools, accounting for 22.4% of net revenue for fiscal 2003, will expire at the end of the 2004-2005 school year.

     See "Additional Risk Factors That May Affect Future Results -- Our management agreements with school districts and charter boards are terminable under specified circumstances and generally expire after a term of five years."

DISTRICT PARTNERSHIP SCHOOLS COMPARED TO CHARTER SCHOOLS

     We operate two types of managed schools: district partnership and charter. A district partnership school is a public school we operate under a management agreement with a local school board. A charter school is a school we operate under a management agreement with a charter holder, which is typically a community group or non-profit entity that has been granted a state-authorized charter to create a public school. The cost of operating a district partnership school and a charter school is similar, except that, in the case of a charter school, we are typically required to arrange for a facility. In some cases, we operate charter schools under a charter granted by the local school board, which provides the facility. In these cases, we categorize these schools as district partnership schools because we do not provide the facilities and therefore the economics of these arrangements closely resemble those of a district partnership school. Charter school facilities that are not provided by a local school board are financed in a variety of ways, including bank debt, municipal bonds, sale/leaseback arrangements, third-party ownership by real estate investment trusts and philanthropy. At times, we advance funds or guarantee loans to our charter board clients to assist them in arranging for facilities. As of June 30, 2003, we had approximately $82.8 million in loans and advances outstanding, net of allowances and guaranteed loans of $26.7 million, to our charter board clients. Our facility investment for a charter school generally exceeds our investment in facilities for a district partnership school. Because of these higher costs, we generally seek to establish charter schools in areas with higher per-pupil revenue.

STOCK-BASED AND OTHER NON-CASH COMPENSATION EXPENSES

     Beginning in 1995, we granted a number of stock options with four- and five-year terms. In the fourth quarter of fiscal 1999, we extended the term of these options to ten years and made other changes in their provisions that we believe are customary for options granted by public companies. As a result, we were required to record compensation expense at that time representing the difference between the exercise price of the options and the deemed fair market value of the shares underlying the stock options. In this regard, we recognized an expense of $17.4 million in the fourth quarter of fiscal 1999. This amount was in addition to $5.0 million of stock-based compensation expenses recorded in fiscal 1999 in connection with stock options that were subject to variable accounting treatment. We have recognized, and expect to continue to recognize, expenses related to the option amendments over the vesting periods of the individual stock options. These additional expenses were approximately $1.4 million for fiscal 2001, $1.0 million for fiscal 2002 and $814,000 for fiscal 2003. Such expenses are expected to be approximately $100,000 for fiscal 2004.

     To the extent we accelerate stock options or otherwise modify the provisions of stock options in the future, we could incur additional non-cash charges. We may also, from time to time, grant options below fair market value, which could result in further charges at the time of grant.

     In November 1999, H. Christopher Whittle, the Chief Executive Officer of the Company and a Company's directors, exercised options to purchase 725,000 shares of common stock at $3.00 per share through the issuance of a promissory note to the Company for $2,175,000. In addition, we loaned him $4,445,700 in November 1999 and $1,248,500 in April 2000 to pay estimated income taxes resulting from the transaction. These notes mature five years from their date of issuance. The notes bear interest at a floating rate and were issued with recourse solely to the shares acquired upon exercise of the options. Therefore, we treat the options as if they had not been exercised and account for them as a variable stock award pursuant to the provisions of EITF 95-16 "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion 25." Accordingly, the Company reflects compensation in the form of a charge or credit to operations and an offsetting adjustment to additional paid-in capital for periodic changes in the market value of the 725,000 common shares subject to exercise to the extent such price exceeds the option exercise price of $3.00 per share, until such notes are paid. In fiscal 2000, the Company recognized a compensation charge of approximately $13.6 million. In fiscal 2001, the market value of the Company's common stock decreased from $23.19 per share at the beginning of the year to $22.84 per share at June 30, 2001. As a result, the Company recognized a compensation credit of $253,750. In fiscal 2002, the market price of the Company's common stock declined from $22.84 per share at the beginning of the year to a value below the exercise price of $3.00 per share by year-end. Accordingly, the remaining amount of compensation expense recognized in prior years, including a portion related to fiscal 1999, of $14,384,000 was reversed. In fiscal 2003, the market price of the Company's common stock did not exceed $3.00 per share, and accordingly no compensation expense was recognized during the period.

LOANS TO EXECUTIVES

     Benno C. Schmidt, Jr., the Company's Chairman of the Board of Directors, borrowed $1.6 million from the Company on June 5, 1992 and $200,000 from the Company on January 23, 1996, as evidenced by promissory notes. The loans were recourse and were collateralized by a life insurance policy on Mr. Schmidt. The amounts due from Mr. Schmidt under these loans could be offset by the Company against the amount owed by the Company to Mr. Schmidt under his severance agreement. In October 1999, the promissory notes were amended to change the interest rate to the prime rate in effect from time to time and to extend the date for payment of all principal and accrued interest until the earlier of February 15, 2002 or the termination of Mr. Schmidt's employment with the Company. Prior to this amendment, the notes bore interest at an annual compound rate of 5.83%, and all principal and accrued interest payable under the notes were due on the earlier of February 15, 2000 or the termination of Mr. Schmidt's employment with the Company. In February 2002, the term of the loans was extended to June 15, 2002. In June 2002, the term of the loans was extended to August 31, 2002. Mr. Schmidt made a payment of $1.1 million in October 2002, which was applied toward outstanding interest. The Company has given notice to Mr. Schmidt that the loans are overdue and with his cooperation is working to expedite collection of the outstanding balance of principal and interest under the loans, which totaled $1.8 million and $215,000, respectively, as of June 30, 2003.

     H. Christopher Whittle borrowed $6.6 million from the Company on November 15, 1999 and $1.2 million from the Company on April 13, 2000. The loans represented the total amount required for Mr. Whittle to purchase the shares upon exercise of his March 1997 option to purchase 270,000 shares of Class A common stock and 30,000 shares of Class B common stock at $3.00 per share and his December 1997 option to purchase 382,500 shares of Class A common stock and 42,500 shares of Class B common stock at $3.00 per share and to pay related income tax obligations. The Company also agreed to loan Mr. Whittle any additional amount necessary to pay any additional taxes or tax penalties incurred by him in connection with his purchase of the shares. The loans are collateralized only by the shares and bear interest at the greater of the prime rate or the Company's actual borrowing rate, if any, from time to time, with payment of the principal amount and accrued interest on the November 1999 loan due in full in November 2004 and payment of the principal amount and accrued interest on the April 2000 loan due in full in April 2005. The balance of principal and interest outstanding under these loans was $7.9 million and $2.5 million, respectively, as of June 30, 2003. Proceeds from collection of these notes will be credited to additional paid-in capital when received.

INCOME TAXES

     We have not recorded any provision for federal income taxes because we have incurred net losses from our inception through June 30, 2003. As of June 30, 2003, we had approximately $220 million of net operating loss carry forwards for federal income tax purposes. Approximately $45 million are expected to expire between fiscal 2010 and 2018, and approximately $175 million are expected to expire between fiscal 2019 and 2022. Due to the uncertainty of the Company's ability to realize the tax benefit of such losses, a valuation allowance has been established to equal the total net deferred tax assets.

     For fiscal 2003, we recorded a provision for taxes that reflects state and local taxes arising from our operations of several sites.

SEASONALITY

     Because new schools are opened in the first fiscal quarter of each year, trends in our business, whether favorable or unfavorable, will tend not to be reflected in our quarterly financial results but will be evident primarily in year-to-year comparisons. The first quarter of our fiscal year has historically reflected lower revenue and lower expenses than the other three quarters. We expect this pattern to continue unless our non-managed school businesses both exhibit a different pattern of revenue and expense and become significant contributors. We generally have lower contribution from our managed school sites in the first fiscal quarter than in the remaining fiscal quarters. We also recognize pre-opening costs primarily in the first and fourth quarters. Summer school revenues and expenses are also recognized in the first and fourth fiscal quarters.

     Our financial results can vary from quarter to quarter for other reasons, including changes in school enrollment throughout the fiscal year. For more information on the seasonality of our financial results, see "-- Additional Risk Factors That May Affect Future Results -- Our financial results are subject to seasonal patterns and other fluctuations from quarter to quarter."

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

     Net Revenue. Our net revenue decreased to $425.6 million for fiscal 2003 from $465.1 million for the prior year, a decrease of 8.5%. The decrease was primarily due to the ending of certain relationships totaling approximately $41.1 million; a change in the terms of three contracts, which resulted in a change from gross to net accounting, thereby decreasing net revenue by approximately $40.4 million; non-recurring revenue of approximately $2.7 million in connection with a consulting engagement in fiscal 2002; and a decrease in revenues of approximately $0.4 million from our summer school program, resulting mainly from more contracts recorded on a net accounting basis than in the prior year. The decreases were offset by an increase in revenue from new and existing clients of approximately $45.1 million, primarily from a 8% increase in student enrollment (excluding summer school students) from approximately 74,000 in the 2001-2002 school year to approximately 80,000 in the 2002-2003 school year, reflecting both the opening of new schools and the expansion of existing schools.

     Direct Site Expenses. Our direct site expenses decreased to $329.9 million for fiscal 2003 from $390.1 million for the prior year, a decrease of 15.4%. The decrease in direct site expenses was primarily due to the ending of certain contractual relationships totaling $40.5 million, the change in the term of three contracts, which resulted in a change from gross to net accounting, thereby reducing expenses, resulting mainly from more contracts on a net accounting basis than in the prior year by approximately $44.7 million, and a reduction in expenses for our summer school program of $1.7 million. These decreases were offset by an 8% increase in student enrollment related to new schools opened and the expansion of existing schools, which generated increased expenses of approximately $26.6 million. Of the total direct site expenses, $143.7 million was client paid, down from $178.7 million in the same period of the prior year. These client-paid expenses consist entirely of personnel costs at our schools.

     Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses decreased to $67.8 million for fiscal 2003 from $71.2 million for fiscal 2002, a decrease of 4.8%. Included in administration, curriculum and development expenses are stock compensation charges of approximately $0.8 million and income of $13.3 million in fiscal 2003 and 2002, respectively; going-private costs of approximately $0.9 million in fiscal 2003; and approximately $7.5 million of costs related to an SEC inquiry and our sales and marketing activities in Philadelphia in fiscal 2002. Excluding these amounts, our administration, curriculum and development expenses decreased to $66.1 million for fiscal 2003 from $77.0 million for fiscal 2002, a decrease of 14.2%. This improvement principally resulted from the reengineering process implemented in fiscal 2003.

     Impairment Charges. Our impairment charges in fiscal 2002 totaling $36.9 million consisted of specific event-related charges including $33.3 million related to the write-off of goodwill triggered by the reduction in the Company's share price and a $3.6 million charge related to management's decision to discontinue our corporate headquarters project. The Company had no impairment charges in fiscal 2003.

     Loss on Disposal of Assets. Our loss on disposal of assets decreased to $3.1 million for fiscal 2003 from $4.8 million for fiscal 2002, a decrease of 35.4%. The decrease was primarily a result of the Company's improved ability to redeploy assets used in terminated relationships to other schools, as well as improved recoveries from the sale of assets to clients with which we ended relationships in fiscal 2003.

     Depreciation and Amortization. Our depreciation and amortization decreased to $34.9 million for fiscal 2003 from $37.4 million for fiscal 2002, a decrease of 6.7%. The decrease in depreciation and amortization resulted from beginning the year with fewer depreciable assets than the prior year and fewer required capital expenditures for curriculum materials, computers and related technology, and facility improvements related to renewal and expansion schools. Capital spending in our central office also declined.

     Pre-Opening Expenses. Our pre-opening expenses decreased to $3.8 million for fiscal 2003 from $6.2 million for fiscal 2002, a decrease of 38.7%. These costs are associated primarily with the opening of new schools. In fiscal 2003, all but five of our new schools were in Philadelphia. The decrease is a result of the fact that all training was conducted in Philadelphia, and therefore the Company spent significantly less in airfare, hotels and meals as compared to the same period for the prior year.

     Education and Operating Expenses. Our total education and operating expenses (inclusive of depreciation and amortization) as a percentage of net revenue decreased to 103.2% for fiscal 2003 from 117.5% for fiscal 2002. Excluding stock compensation charges of approximately $0.8 million and income of $13.3 million in fiscal 2003 and 2002, respectively; going private costs of approximately $0.9 million in fiscal 2003; approximately $7.5 million of costs related to an SEC inquiry and our sales and marketing activities in Philadelphia in fiscal 2002 and impairment charges of $36.9 million, education and operating expenses as a percentage of net revenue decreased to 102.8% for fiscal 2003 from 110.8% for fiscal 2002. This decrease primarily resulted from a decrease in direct site expenses and central administration, curriculum and development expenses as a percentage of net revenue.

     EBITDA. EBITDA for fiscal 2003 was $21.5 million compared to a net loss of $50.8 million for fiscal 2002. Included in EBITDA are stock compensation charges of approximately $0.8 million and income of $13.3 million in fiscal 2003 and 2002, respectively; going-private costs of approximately $0.9 million in fiscal

2003; approximately $7.5 million of costs related to an SEC inquiry and our sales and marketing activities in Philadelphia in fiscal 2002 and impairment charges of $36.9 million in fiscal 2002. These costs are discussed above. Additionally, included in EBITDA is a $6.8 million charge for a write-down of our investment in Apex Learning Inc. in fiscal 2002. Please see "Item 6. Selected Financial Data -- Non-GAAP Financial Measure" for a reconciliation of net loss to EBITDA.

     Loss from Operations. Our loss from operations decreased to $13.8 million for fiscal 2003 from $81.5 million for fiscal 2002, a decrease of 83.1%.

     Other Income and Expense. Other income (expense), net, was an expense of $10.4 million for fiscal 2003 compared to an expense of $3.5 million in fiscal 2002. The increase was primarily due to a $12.9 million increase in interest expense as a result of an increase in net borrowings under our lines of credit and term loan in fiscal 2003 as well as significantly higher financing costs as compared to the prior year and a reduction in interest income of $1.0 million offset by a reduction in loss on investment of $6.8 million, which represented a fiscal 2002 reduction in the carrying value of our investment in Apex Learning Inc.

     Net Loss and Net Loss Attributable to Common Stockholders. Our net loss decreased to $25.0 million for fiscal 2003 from $86.0 million for fiscal 2002, a decrease of 70.9%.

  FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

     Net Revenue. Our net revenue increased to $465.1 million for fiscal 2002 from $350.5 million for the prior year, an increase of 32.7%. The increase was primarily due to revenue from new and existing clients of approximately $109.1 million, primarily resulting from a 29.8% increase in student enrollment (excluding summer school students) from approximately 57,000 in the 2000-2001 school year to approximately 74,000 in the 2001-2002 school year, reflecting both the opening of new schools and the expansion of existing schools; an approximately $17.8 million increase in revenue generated from our summer school program in fiscal 2002; and non-recurring revenue of $2.7 million in connection with a consulting engagement in fiscal 2002. These increases in revenue are offset by the ending of certain relationships totaling approximately $15.0 million.

     Direct Site Expenses. Our direct site expenses increased to $390.1 million for fiscal 2002 from $291.2 million for the prior year, an increase of 34.0%. The increase in direct site expenses was primarily due to (1) the 29.8% increase in student enrollment related to new schools opened and the expansion of existing schools, which generated increased expenses of approximately $102.9 million and (2) increased expenses related to the growth in our summer program of approximately $8.6 million. These increases in direct site expense are offset by the ending of certain relationships totaling approximately $12.6 million. Of the total direct site expenses, $178.7 million was client paid, up from $129.2 million in the same period of the prior year. These client paid expenses consist entirely of personnel costs at our schools.

     Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses increased to $71.2 million for fiscal 2002 from $57.9 million for fiscal 2001, an increase of 23.0%. The increase was due, in part, to greater personnel costs resulting from an increase of approximately 107 new headquarters employees, which reflects a substantial increase in staff in our school operations and education divisions and an increase in our central office administrative staff to enhance legal, contracting, and financial reporting functions. Other charges included within administration, curriculum and development expenses in fiscal 2002 that contributed to the increase on a net basis include (1) approximately $7.5 million of costs related to an inquiry by the Securities and Exchange Commission and our sales and marketing activities in Philadelphia, and (2) specific event related charges comprised of $4.1 million of costs related to a write-down of a note receivable as a result of a discontinued new school project and a $5.5 million charge related to a reserve against notes to charter schools as a result of the difficult credit environment affecting the Company's ability to arrange third-party lender financing coupled with the credit risk of specific charter school notes and management's intention to accelerate the refinancing of individual notes to third-party lenders. These costs were offset by $13.3 million of income from non-cash stock compensation adjustments. In fiscal 2001, other charges include $3.9 million resulting from a write-down of our curriculum materials inventory and a stock compensation charge of $1.6 million.

     Impairment Charges. Our impairment charges for fiscal 2002 totaled $36.9 million, consisting of $33.3 million related to the write-off of goodwill triggered by the reduction in the Company's share price and a $3.6 million charge related to management's decision to discontinue our corporate headquarters project. The company had no impairment charges in fiscal 2001.

     Loss on Disposal of Assets. Our loss on disposal of assets increased to $4.8 million for fiscal 2002 from $1.1 million for fiscal 2001, an increase of $3.7 million. The increase was primarily a result of an increase in the number of schools closed.

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

     Education and Operating Expenses. Our total education and operating expenses (inclusive of depreciation and amortization) as a percentage of net revenue in fiscal 2002 increased to 117.5% for fiscal 2002 from 112.0% for fiscal 2001. Excluding specific event related charges of $32.0 million, including $14.4 million of income from a non-cash stock compensation adjustment; $4.0 million of costs related to a discontinued new school project; $5.5 million of costs related to a reserve against loans to charter schools; $36.9 million of impairment charges as mentioned above, education and operating expenses as a percentage of net revenue decreased to 110.6% for fiscal 2002 from 112.0% for fiscal 2001. This decrease primarily resulted from continued revenue growth and increased operating leverage and a decrease in administration, curriculum and development expenses as a percentage of net revenue.

     EBITDA. EBITDA for fiscal 2002 was a net loss of $50.8 million compared to a net loss of $8.6 million for fiscal 2001. Included in EBITDA in fiscal 2002 are $36.9 million of impairment charges discussed above, a $4.1 million write-down of notes receivable, a $5.5 million reserve against notes receivable and a $6.8 million charge for a write-down of our investment in Apex Learning Inc. Additionally, included in EBITDA are a non-cash stock compensation credit of $13.3 million in fiscal 2002 and a non-cash stock compensation charge of $1.6 million in fiscal 2001. Please see "Item 6. Selected Financial Data -- Non-GAAP Financial Measure" for a reconciliation of EBITDA to net income.

     Loss from Operations. Our loss from operations increased to $81.5 million for fiscal 2002 from $41.9 million for fiscal 2001, an increase of 94.5%.

     Other Income and Expense. Other income (expense), net, was an expense of $3.5 million for fiscal 2002 compared to income of $4.0 million in fiscal 2001. The decline was primarily due to the $6.8 million reduction in the carrying value of our investment in Apex Learning Inc. in fiscal 2002.

     Net Loss and Net Loss Attributable to Common Stockholders. Our net loss increased to $86.0 million for fiscal 2002 from $38.5 million for fiscal 2001, an increase of 123.4%.

LIQUIDITY AND CAPITAL RESOURCES

     To date we have financed our cash needs through a combination of equity and debt financing. From our inception through June 30, 2003, we raised $509.0 million of equity capital. During the same period, we used $171.2 million of cash for operating activities and $305.2 million of cash for investing activities. We have also utilized debt and equipment leasing arrangements to finance computers and other technology investments in our schools.

FINANCING

     On October 3, 2001, the Company formed Edison Receivables Company LLC ("Edison Receivables") for the purpose of purchasing and financing certain receivables of the Company. The Company owns all of the membership interests in Edison Receivables, a Delaware limited liability company with a separate legal existence from the Company. The Company has sold or contributed certain accounts receivable arising from the Company's provision of school management services in the ordinary course of its business and related security to Edison Receivables. Edison Receivables has its own separate creditors who are entitled to be satisfied out of Edison Receivables' assets prior to such assets becoming available to the Company. The Company has no right, title or interest in Edison Receivables' assets, including the accounts receivable assigned to it by the Company.

     In November 2001, Edison Receivables entered into the MLMCI Facility, then a $35.0 million revolving credit facility with MLMCI, collateralized by certain accounts receivable purchased from or contributed by the Company. Borrowings were limited to specified percentages of eligible accounts receivable, as defined. The MLMCI Facility originally had a term of one year, with interest determined on a Eurodollar or prime rate basis at the Company's option and a commitment fee of .50% per annum on the unused portion of the commitment.

     On July 31, 2002, the MLMCI Facility was amended to add School Services as an additional lender and MLMCI as agent of the lenders, increase the line to $55.0 million, and extend the term of the agreement and the line of credit provided thereunder to June 30, 2003. The agreement and the line of credit were subsequently extended to July 15, 2003. As of June 30, 2003, $38.8 million was outstanding under this line of credit bearing interest at LIBOR plus 7.0% and was collateralized by receivables of approximately $74.5 million that were sold in a true sale to Edison Receivables by the Company. The agreement requires the Company to observe certain financial covenants and restrictions, including a minimum consolidated tangible net worth and a maximum consolidated debt to equity ratio.

     In addition, the Company separately entered into the School Services Facility, dated as of July 31, 2002, pursuant to which the Company had the right to borrow up to $20.0 million at an interest rate of 12% per annum, net of certain fees and costs which the Company paid School Services and its affiliates. The agreement provided for a $10 million term loan, collateralized by certain real property owned by the Company, and a $10 million revolving line of credit, collateralized by notes receivable from charter schools and other debtors of the Company. Such borrowings are also collaterized by substantially all the other assets of the Company. The School Services Facility matures on June 30, 2004 but has prepayment obligations tied to refinancings of the notes receivable from charter schools and such other debtors and to any sale or transfer of the real property. The agreement requires the Company to meet certain financial covenants, including a minimum consolidated tangible net worth, a maximum consolidated debt to equity ratio and a minimum EBITDA (as defined in the credit and security agreement) requirement for fiscal 2003.

     On July 15, 2003, Edison Receivables signed an agreement extending the MLMCI Facility until November 15, 2003 in order to, among other reasons, facilitate the consummation of the merger. Additionally, the amendment lowered the minimum consolidated tangible net worth covenant for the periods ending June 30, 2003 and September 30, 2003.

     As was reported in our form 10Q filed on May 15, 2003, the Company was not in compliance with the minimum consolidated tangible net worth covenant at March 31, 2003 as defined in the MLMCI and School Services Facilities. In May 2003, the Company received a waiver of default from both MLMCI and School Services with respect to compliance with this covenant at March 31, 2003 and therefore was not in default. Due to the posting of net income of $10.2 million in the fourth quarter, the Company was in compliance with this covenant at June 30, 2003.

     In December 2002, a note receivable in the amount of $7.5 million was refinanced, with the Company receiving approximately $5.3 million and maintaining a $2.2 million subordinated note. Proceeds from this refinancing were paid directly to School Services and applied to amounts outstanding under the revolving line of credit portion of the School Services Facility. Of this amount, $1.3 million represented a permanent reduction in the line of credit and $4.0 million was subsequently re-borrowed by the Company. In addition, the Company made a $1.0 million payment on the revolving line of credit portion of the School Services Facility pursuant to an amendment to reduce the line of credit commitment by $1.0 million to obtain the release of certain collateral. As of June 30, 2003, $17.7 million was outstanding under the School Services Facility reflecting the maximum amount available.

     On August 1, 2003, the Company closed the sale of its New York property to the Museum for African Art for a purchase price of approximately $9.0 million, of which approximately $8.8 million was paid directly to School Services and applied to amounts outstanding under the term loan portion of the School Services Facility, representing a permanent reduction in this facility. This sale resulted in a non-cash write-off of approximately $726,000. After the sale of the New York property, debt under the School Services Facility was reduced to approximately $8.9 million.

     In connection with the amendment of the MLMCI Facility and establishment of the School Services Facility, the Company also issued warrants for the purchase of up to 10,710,973 shares of Class A common stock of the Company, which at such time equaled 16.6% of the total outstanding shares of common stock of the Company, including the shares issuable upon exercise of the warrants. The warrants have an exercise price of $1.00 per share and are exercisable at any time following their issuance and prior to July 31, 2007. The value of the warrants on the date of issuance, determined using the Black Scholes model, amounted to approximately $6.6 million. This amount has been credited to additional paid-in capital and deducted and reflected as a discount in the related indebtedness. The discount will be amortized over the respective terms of the related financing agreements, under the interest method.

     As reported in its form 10-Q filed on May 15, 2003, the Company was not in compliance at March 31, 2003 with the minimum consolidated tangible net worth covenant in the MLMCI and School Services Facilities. In May 2003, the Company received a waiver of default from both MLMCI and School Services with respect to compliance with this covenant. The Company was in compliance with the covenant at June 30, 2003. While the Company amended the MCMLI facility to lower the minimum consolidated tangible net worth covenant under the School Services facility and expects that it will not be in compliance with such covenant at September 30, 2003. The Company has reduced it's borrowing under the School services facility subsequent to year end with the proceeds from the sale of its Harlem property (August 2003) and expects to further reduce such borrowings to approximately $3.3 million with the proceeds of certain notes receivable in October 2003, as discussed in Note 1. The Company will be able to repay all outstanding borrowings under this facility, to the extent required, out of its cash on hand.

DEBT

     Our debt obligations as of June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003 are summarized in the table below:

DEBT FACILITIES                      JUN. 2002   SEPT. 2002   DEC. 2002   MAR. 2003   JUN. 2003
---------------                      ---------   ----------   ---------   ---------   ---------
Capital leases and note payable....   $28,171     $23,384      $16,168     $14,989     $10,094
School Services term loan..........        --      10,000       10,000      10,000      10,000
School Services revolving loan.....        --      10,000        7,666       7,666       7,666
MLMCI revolving loan...............    34,000      49,325       49,325      41,844      38,844
Shareholders notes payable.........     6,604       6,604        6,604       6,604       6,604
                                      -------     -------      -------     -------     -------
                                       68,775      99,313       89,763      81,103      73,208
Unamortized original issue discount
  in relation to the warrant
  issuance attached to the
  financing........................        --      (6,276)      (4,895)     (3,803)     (2,721)
                                      -------     -------      -------     -------     -------
Total Debt.........................   $68,775     $93,037      $84,868     $77,300     $70,487
                                      =======     =======      =======     =======     =======

     The following is a summary of our contractual commitments associated with our debt and lease obligations including related interest payments as of June 30, 2003:

                                                      YEAR ENDING JUNE 30,
                              --------------------------------------------------------------------
(DOLLARS IN THOUSANDS)         2004      2005     2006     2007     2008     THEREAFTER    TOTAL
----------------------        -------   ------   ------   ------   -------   ----------   --------
Capital leases..............  $ 6,974   $3,235   $   --   $   --   $    --    $    --     $ 10,209
Operating leases............    6,227    6,048    6,026    6,049     6,103     25,105       55,558
Notes payable...............      643       --                                                 643
School Services term loan...   11,200       --       --       --        --         --       11,200
School Services revolving
  loan......................    8,586       --       --       --        --         --        8,586
MLMCI revolving loan........   39,880       --       --       --        --         --       39,880
Shareholders notes
  payable...................      274      283      293      304     8,281      1,322       10,757
                              -------   ------   ------   ------   -------    -------     --------
  Total commitments.........  $73,510   $9,283   $6,026   $6,049   $14,113    $26,384     $136,833
                              =======   ======   ======   ======   =======    =======     ========

LIQUIDITY

     Historically, we have had negative cash flows from operations. For the year ending June 30, 2003, the Company generated $6.8 million in cash from operations. Since inception, the cash needs of the business have been financed through a combination of debt and equity financing, however, in the fiscal 2002 and 2003 the Company raised no additional equity. As of June 30, 2002, the Company's debt (excluding original issue discount) was $68.8 million and at June 30, 2003 our debt (excluding original issue discount) was $73.2 million, down from a high of $99.0 million at September 30, 2002. For the years ended June 30, 2002 and 2003, net income was negative $86.0 million and negative $25.0 million, respectively, while EBITDA was negative $50.8 million and positive $21.5 million, respectively.

     We expect cash on-hand, borrowings under existing financing arrangements and cash flows from operations to generate sufficient liquidity to meet all of the Company's cash flow requirements through fiscal 2004. Our $55.0 million revolving credit facility became due on July 15, 2003 and was extended to November 15, 2003 in order to bridge this existing facility to the closing of the Company's going private transaction. We believe that should the Company need to, it would be able to obtain an asset based revolving credit facility to meet the Company's borrowing needs in fiscal 2004 for the following primary reasons:
(1) the Company has sufficient collateral, including accounts receivable, notes receivable from charter boards, and owned real estate, to more than adequately support an asset based revolving credit facility sufficient to meet its borrowing needs in fiscal 2004 and (2) the Company's fiscal 2004 operating plan reflects growth in EBITDA from its fiscal 2003 level of $21.5 million. On September 29, 2003, the Company paid the remaining outstanding balance under the School Services Facility of $8.9 million.

     While the above represents the Company's base case liquidity assessment, we are in the process of other business transactions which would not adversely affect the base case assessment. In this connection, we are working with one of our charter board clients to refinance certain indebtedness of the charter board incurred for purposes of school facility construction and renovation. We will receive cash of approximately $17.0 million in repayment of the our notes receivable from this charter board as a result of this refinancing which is expected to close in October 2003.

     As a part of the going private transaction, an affiliate of Liberty Partners, the private equity investment entity that will finance the transaction, has committed to provide a debt facility up to $70.0 million to replace the Company's existing credit facilities. This commitment is also intended to provide financing for future growth.

     Our longer-term capital needs for managed schools, summer school and other new lines of business are generally dependent upon our rate of growth and our mix of charter schools and district partnership schools, as charter schools usually require us to advance funds to help charter boards obtain, renovate and complete school facilities. We expect to fund such expenditures and other longer-term liquidity needs with cash generated from operations and expanded debt financing arrangements. We also plan to refinance, with third-party lenders, a minimum of $10.0 million of loans we have made to charter boards to partially support our growth plans for the 2004-2005 school year. While we have completed such financings of charter school loans in the past, we cannot be certain that we will obtain such financing in support of our longer-term capital needs on favorable terms, if at all.

     We managed summer school programs for 70 districts in the state of Missouri during May, June and July of 2003. The payment terms of the related billings range from five to 21 months. Therefore, certain cash receipts of revenue will lag the outlay of cash for expenditures by over a year. As of June 30, 2003, we had accounts receivable of $57.3 million for managed schools and $31.6 million for our summer school program. The managed schools receivables reflect a decline of $10.2 million from the balance as of June 30, 2002. Additionally, our summer school receivables include $14.4 million from the prior year scheduled to be fully collected by December 31, 2003 and $36.0 million in current year receivables.

     In general, our ability to achieve positive cash flows in the managed schools channel will be dependent on the volume of schools with positive contribution to offset central office and overhead expenses. Because a site's contribution is the difference between site revenue and site expenditures, positive contribution can be achieved at a range of enrollment levels. While higher enrollment tends to have a positive effect on a site's contribution, our growth and cash flows do not depend totally on 100% enrollment.

     During the year the Company also purchased 1,711,000 of its shares as of June 30, 2003, under its announced share repurchase plan. The shares purchased represent approximately 32% of the total authorized under the repurchase plan, which allows the company to repurchase up to 5,400,000 shares. We are currently not repurchasing any shares.

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     For fiscal 2003, we generated $7.4 million from operating activities. This positive cash flow primarily resulted from a $25.0 million net loss and a $20.8 million net increase in working capital accounts, partially offset by a $0.4 million decrease in accrued interest on notes receivable, depreciation and amortization totaling $48.3 million, $3.7 million of asset write-offs and disposals and $0.8 million of stock-based compensation expense.

     For fiscal 2002, we used $23.7 million for operating activities. This use primarily resulted from a $86.0 million net loss, a $20.9 million net increase in working capital accounts, a $1.9 million increase in accrued interest on notes receivable and stock-based compensation income of $13.3 million, partially offset by depreciation and amortization totaling $39.8 million, $5.4 million of asset write-off and disposals, $9.5 million of notes receivable write-off and allowances, impairment charges totaling $36.9 million and a $6.8 million reduction in the carrying value of our investment in Apex Learning Inc. (see
Note 11 of the consolidated financial statements).

CASH USED IN INVESTING ACTIVITIES

     For fiscal 2003, we used $11.8 million in investing activities. Additionally there were non-cash transactions of $3.4 million. During this period, we invested $12.7 million in our schools and central office. These amounts include the investments we made in technology and curriculum in each of the schools we opened. We also advanced funds to our charter board clients for their affiliates to help maintain and complete school facilities. The amounts advanced during fiscal 2003 to our charter board clients or their affiliates were

$9.7 million. During this period, we also received $8.2 million in repayments on advances previously made and $2.4 million of proceeds from the disposition of property and equipment and other assets.

     For fiscal 2002, we used $48.1 million in investing activities. Additionally there were non-cash transactions of $16.0 million. During this period, we invested $17.1 million in our schools and central office. These amounts include the investments we made in technology and curriculum in each of the schools we opened. We also advanced funds to our charter board clients for their affiliates to help maintain and complete school facilities. The amounts advanced during fiscal 2002 to our charter board clients or their affiliates were $41.9 million. During this period, we also received $15.0 million in repayments on advances previously made. During fiscal 2002, we increased security deposits by $2.1 million, funded a $1.0 million philanthropic contribution, and incurred $1.2 million of deferred contract costs.

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES

     For fiscal 2003, we used $9.9 million for financing activities. These amounts included net borrowings of $12.5 million on the MLMCI Facility and $10.0 million from the term loan component of the School Services Facility. These proceeds were partially offset by the repayments of notes payable of $20.2 million, $2.6 million used for the purchase of treasury stock, $7.5 million of costs in connection with our debt financing and $2.1 million in funding of restricted cash.

     For fiscal 2002, we received $16.2 million from our financing activities. These amounts included borrowings of $34.0 million on the MLMCI Facility, $1.8 million received from the exercise of stock options and warrants, $2.1 million received from a minority investee, and the release of approximately $700,000 of restricted cash. These proceeds were partially offset by the repayments of notes payable of $21.0 million and $1.3 million of deferred financing costs.

PHILANTHROPY

     Philanthropic entities supported 10 of the 149 schools we operated in the 2002-2003 school year. We tend to use philanthropy in those areas where the per-pupil expenditures would otherwise make it difficult to achieve satisfactory financial performance, such as California where all of our schools have been supported by philanthropic entities. These philanthropic entities provide funds directly to our school district or charter board clients and not to Edison. Philanthropic support generally helps fund the initial capital investment in curriculum, technology, and facilities necessary to open a school and is not used for ongoing annual operations. Although some of our school district and charter board clients have used philanthropic funds in the past and we expect some of them to use philanthropic funds in the future, we do not rely on philanthropic support significantly for our growth strategy. The D2F2 Foundation (the "Foundation") has supported some of our schools in California and has indicated that it intends to provide support in the future for schools operated or to be operated by us, primarily in California. We issued a warrant to the Foundation to purchase up to 1,698,750 shares of Class A common stock and 188,750 shares of Class B common stock at an exercise price of $7.96 per share, which has been fully exercised. Additionally, we entered into an agreement with one client whereby we committed to raise $10.5 million in unrestricted philanthropic funds, to be contributed over a three-year period ending June 30, 2004. The funds were to be used for schools the Company manages and were to be expended on agreed-upon costs, including school facility, technology and curriculum materials. To date, we have secured commitments from two philanthropic organizations to contribute approximately $3.9 million and commitments from two senior Company officers for an additional $1.2 million. To date, $2.8 million has been received from the two philanthropic entities, and we have donated $5.2 million. Our commitment will be amortized, net of third-party donations received, over the contract life (five years) as a reduction in revenue. Any contributions received from senior officers will reduce the Company's obligation and be credited to additional paid-in capital.

CHARTER SCHOOL FACILITY FINANCINGS

     Significant real estate investments are often necessary when we establish a charter school for a charter board and existing facilities are not available. While a charter board is generally responsible for locating and financing its own school building, it typically does not have the resources required to obtain the financing necessary to secure and maintain the building. For this reason, if we want to obtain a management agreement with a charter board, we must often help the charter board arrange for appropriate facilities. Innovative financing methods are often needed to compensate for the limited amount of state and local funding available to develop charter school facilities. We have employed a variety of approaches, including owning or leasing the building, advancing funds for the building to the charter board under various repayment terms, or having the charter board directly own or lease the facility from a third party, sometimes assisted by a subordinated loan from us. We also consider providing guarantees to lending institutions to allow the charter board flexibility in obtaining financing. We determine the most economically viable option available for each school, and we purchase real estate only if we determine it is the best available financing option. In the past, we have utilized a variety of third-party financing, including bank debt, municipal bonds, sale/lease-back arrangements and philanthropy.

     We expect to continue to advance funds to our charter board clients as well as spend directly, to the extent capital is available, on charter school facilities. We have been successful in securing various financing arrangements in the past, but our ability to obtain any such financing arrangements in the future cannot be assured. As of June 30, 2003, we had guarantees totaling $26.7 million for facility-related debt of six of our charter school clients, representing 12 schools in fiscal 2003. The underlying debt comes due in fiscal 2003 and fiscal 2008.

     We could have facility financing obligations for charter schools we no longer operate because the terms of our facility financing obligations for some of our charter schools exceed the terms of the management agreements for those schools. We have entered into long-term leases for school facilities for four of our charter board clients that exceed the current terms of the management agreements by as much as 15 years. If our management agreements were to be terminated or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. The Company currently has one facility financing obligation for a building occupied by a former client during the 2002-2003 school year. As of June 30, 2003 the Company had entered into a two-year sub-lease agreement with another charter school in the area beginning with the 2003-2004 school year. Our aggregate future lease obligations as of June 30, 2003 totaled $29.9 million, with varying maturities over the next 17 years.

     We have provided some type of permanent credit support for the school building, typically in the form of loan guarantees, loans or cash advances, for 12 of our charter board clients. As of June 30, 2003, the amount of loans we had guaranteed totaled $26.7 million. Although the term of such an arrangement is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter board client under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. We have also set aside restricted cash as collateral in the amount of $500,000 for the loans we guarantee. As of June 30, 2003, we had advances or loans to charter school boards totaling a net of approximately $82.8 million related to the purchase or renovation of school facilities we manage. We often have not charged interest on these loans and advances. Loans totaling approximately $12.3 million, representing 16 schools, are uncollateralized. We currently expect to make additional advances of at least $6.5 million during the 2004 fiscal year. If these advances or loans are not repaid when due, our financial results could be adversely affected.

     Subsequent to June 30, 2003, the Company is in the process of assuming two facilities in full satisfaction of outstanding loans to one former and one current charter board client totaling approximately $14.9 million. Both facilities will continue to be used by the existing charter schools, which have entered into lease arrangements with Edison. The Company believes, based on recent appraisals, that the value of the buildings are adequate to cover the carrying value of the notes.

INVESTMENT IN APEX LEARNING INC.

     In July 1999, we acquired a 16.5% ownership interest in Apex Learning Inc. ("Apex"), a company that provides interactive advanced placement courses for high school students over the Internet. Concurrently, Vulcan Ventures Incorporated, then the majority stockholder of Apex, invested $30.0 million in Edison. We initially invested $5.0 million in Apex and were obligated to invest up to an additional $5.0 million in the future, if any third party were to invest in Apex. In December 1999, we invested all of the additional $5.0 million in Apex, increasing our ownership interest at that time to 19.7%. Because of the nature of our relationship with Apex through June 2000, we were required to recognize a pro rata portion of Apex's losses based upon our ownership interest. In the fiscal year ended June 30, 2000, we recognized $2.0 million of loss as our share of Apex's net loss. We modified our relationship with Apex on June 30, 2000, and as a result we no longer account for this investment on the equity basis.

     During the third quarter of fiscal 2002, we recorded a non-cash charge to reduce the carrying value of our 19.7% cost basis investment in Apex to reflect an other-than-temporary decline in value of $6.8 million (representing the excess of carrying value over fair value, which resulted in a carrying value of $1.3 million as of March 31, 2002). We determined that our investment was impaired based on the terms of a third quarter fiscal 2002 transaction involving Apex equity instruments between two existing investors. Management assessed this impairment to be other than temporary due to the sharp decline in fair value as determined and in consideration of the overall market condition for private equity companies. Before such time, we had concluded there was not an other-than-temporary impairment based, in part, on the application of customary valuation techniques which indicated that fair value approximated carrying value. Among the key assumptions included in the valuation were market conditions for educational-related companies, trends in Apex operating results and valuations of market comparables. Based on an updated appraisal of this investment, management believes the fair value of the investment continues to approximate its carrying value at June 30, 2003.

ANTICIPATED CAPITAL EXPENDITURES

     Capital expenditures for fiscal 2004 are expected to be approximately $7.7 million, which includes approximately $4.1 million for computers and other technology at our schools, approximately $2.2 million for curriculum materials, approximately $0.4 million for the purchase and improvement of property at our schools, and $1.0 million for technology, leasehold improvements, and other capital items at our headquarters. Additionally, we expect to make additional advances or loans approximating $8.1 million to new charter board clients to help secure and renovate school properties during the 2003-2004 school year. Pursuant to our philanthropic commitments, a portion of which we expect will be refinanced through third parties, we expect to make charitable donations of approximately $2.0 million to benefit one of our clients.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the accounting for, and disclosure of, the issuance of certain types of guarantees, including the requirement that a liability be recorded in the guarantor's balance sheet at the fair value of the guarantee upon issuance or substantial modification. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not issued or modified any guarantees affected by FIN 45.

     In December 2002, the FASB issued FAS 148. FAS 148 does not change the provisions of FAS 123 that permit the Company to continue to apply the intrinsic value method of APB 25. Under FAS 148, companies that choose to adopt the accounting provisions of FAS 123 may choose from three transition methods: the prospective method, modified prospective method and retroactive restatement method. The Company continues to account for stock compensation under APB 25, and therefore under FAS 148 is required to disclose the net income and earnings per share (basic and diluted), the compensation expense net of tax included in net income, compensation that would have been included in net income had the company adopted

FAS 123 for all awards granted, modified or settled since December 14, 1994 and pro forma net income and earnings per share beginning with the quarter ended March 31, 2003.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is in the process of evaluating the impact FIN 46 will have on its financial statements.

     In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted FAS 150 on June 1, 2003. The Company currently does not have financial instruments with a characteristic of both debt and equity, therefore, the adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the information set forth in this Annual Report, including our financial statements and the related notes.

  WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE ANNUAL PROFITABILITY IN THE FUTURE

     We have incurred substantial net losses in every fiscal year since we began operations. For the year ended June 30, 2003, our net loss was $25.0 million. As of June 30, 2003, our accumulated deficit since November 1996, when we converted from a partnership to a corporation, was approximately $281.6 million. In addition, prior to November 1996, we incurred losses of approximately $61.8 million, which are reflected in our additional paid-in capital. We have not yet demonstrated that we can profitably manage public schools. In order to achieve annual profitability, we believe it will be necessary to improve site profitability while maintaining educational quality and reducing central expenses as a percentage of net revenue. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our Class A common stock and our ability to raise additional capital and continue operations should the Company remain public.

  THE PRIVATE, FOR-PROFIT MANAGEMENT OF PUBLIC SCHOOLS REMAINS A RELATIVELY NEW AND UNCERTAIN INDUSTRY, AND IT MAY NOT BECOME PUBLICLY ACCEPTED

     Our future is highly dependent upon the development, acceptance and expansion of the market for private, for-profit management of public schools. This market is still developing, and we are among the first companies to provide these services on a for-profit basis. We believe the first meaningful example of a school contracting with a private company to provide core instructional services was in 1992, and we opened our first schools in August 1995. The development of this market has been accompanied by significant press coverage and public debate concerning for-profit management of public schools. If this business model fails to gain acceptance among the general public, educators, politicians and school boards, we may be unable to grow our business and the market price of our Class A common stock, should we remain public, would be adversely affected.

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

  WE MAY OPEN A LARGE NUMBER OF NEW SCHOOLS IN A SHORT PERIOD OF TIME AT THE BEGINNING OF EACH SCHOOL YEAR, AND IF WE ENCOUNTER DIFFICULTIES IN THIS PROCESS, OUR BUSINESS AND REPUTATION COULD SUFFER

     It is the nature of our business that virtually all of the new schools we open in any year must be opened within a few weeks of each other at the beginning of the school year. Each new school must be substantially functional when students arrive on the first day of school. This is a difficult logistical and management challenge, and the period of concentrated activity preceding the opening of the school year places a significant strain on our management and operational functions. We expect this strain will increase if we are successful in securing larger numbers of school management agreements in the future. If we fail to successfully open schools by the required date, we could lose school management agreements and incur financial losses. Our reputation as well as our ability to attract future clients would be damaged.

  WE DEPEND UPON COOPERATIVE RELATIONSHIPS WITH TEACHERS' UNIONS, BOTH AT THE LOCAL AND NATIONAL LEVELS

     Union cooperation at the local level is often critical to us in obtaining new management agreements and renewing existing management agreements. In those school districts subject to collective bargaining, provisions of collective bargaining agreements must typically be modified in areas such as length of school day, length of school year, negotiated compensation policies and prescribed methods of evaluation in order to implement the Edison design at a district partnership school. We regularly encounter resistance from local teachers' unions during school board debates over whether to enter into a management agreement with us. In addition, local teachers' unions have occasionally, albeit ultimately unsuccessfully, initiated litigation challenging our management agreements. If we fail to achieve and maintain cooperative relationships with local teachers' unions, we could lose business and our ability to grow could suffer. In addition, at the national level, the American Federation of Teachers and the National Education Association have substantial financial and other resources that could be used to influence legislation, local teachers' unions and public opinion in a way that would hurt our business.

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

     Our management agreements generally have a term of five years. We cannot be assured that any management agreements will be renewed at the end of their terms. In addition, some of our management agreements may be terminated by the school district or charter board at will, with or without good reason, and all of our management agreements may be terminated for cause, including in some cases for failure to meet specified educational standards, such as academic performance based on standardized test scores. As a result of payment disputes or changes within a school district, such as changes in the political climate, we do from time to time face pressure to permit a school district or charter board to terminate our management agreement even if it does not have a contractual right to do so. We may also seek the early termination of, or not seek to renew, a certain number of management agreements in any year. If a significant number of management contracts are not renewed or are terminated, there could be a material adverse effect on our financial condition and results of operations.

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

  WE HAVE LIMITED EXPERIENCE OPERATING FOUR-YEAR HIGH SCHOOLS

     An element of our strategy is to increase our business with existing customers by opening new schools in school districts with which we have an existing relationship. An important aspect of this strategy is to open Edison high schools in districts in which we operate elementary and middle schools. Because we have limited experience operating high schools, our complete high school curriculum, school design and operating plan are not fully tested. In addition, school districts typically spend more per pupil on high school education than on elementary education. By contrast, some of our management agreements provide that we recognize for each student, regardless of grade level, the average per-pupil funding spent by the school district for all grade levels. For this reason, in these schools we recognize less funding per high school student than is spent by the school district for each of its high school students. In these situations, our success depends upon our ability to deliver our high school design based on the same per-pupil spending as in our elementary schools. If we are unable to successfully and profitably operate high schools, our ability to pursue our growth strategy will be impaired, which could adversely affect the market price of our Class A common stock.

  OUR LENGTHY SALES CYCLE AND UNCERTAINTIES INHERENT IN THE PROCESS THROUGH WHICH WE DEVELOP NEW BUSINESS COULD DELAY NEW BUSINESS AND AFFECT OUR RATE OF GROWTH

     The time between initial contact with a potential district partnership or charter client and the ultimate opening of a school, and related recognition of revenue, typically ranges between nine and 27 months. Our sales cycle for district partnership schools is generally lengthy due to the approval process at the local school board level, the political sensitivity of converting a public school to private management and the need, in some circumstances, for cooperation from local unions. We also have a lengthy sales cycle for charter schools for similar reasons, as well as the need to arrange for facilities to house the school. In addition, we are occasionally presented with potential opportunities to take over the management of several schools in a single district or area at the same time, which likewise have a lengthy sales cycle. The outcome of these opportunities can have a meaningful effect on our rate of growth. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing of new management agreements. Any delay in completing, or failure to complete, management agreements could hurt our financial performance. Press speculation concerning the outcome of these processes may adversely affect our stock price from time to time.

  WE COULD LOSE MONEY IF WE UNDERESTIMATE THE REAL ESTATE COSTS ASSOCIATED WITH ACQUIRING OR RENOVATING A CHARTER SCHOOL

     If we incur unexpected real estate cost overruns in acquiring or renovating a charter school, we could lose money in operating the school. Our decision to enter into a management agreement for a charter school and our estimate of the financial performance of the charter school are based, in part, on the estimated facility financing cost associated with renovating an existing facility or building a new facility to house the charter school. This cost varies widely from minimal amounts for minor upgrades to larger amounts for a new construction, which typically range from $4.0 million to $10.0 million, per facility. If these expenses exceed our estimates for the charter school, the charter school could lose money and our financial results would be adversely affected.

  WE HAVE ADVANCED AND LOANED MONEY TO CHARTER SCHOOL BOARDS THAT MAY NOT BE REPAID

     As of June 30, 2003, we have outstanding loans or advances to charter boards of $82.8 million, net of allowances, to finance the purchase or renovation of school facilities we manage. Approximately $12.3 million of these loans, representing 16 schools, are uncollateralized or subordinated to a senior lender. In addition, with respect to the loans that are collateralized, if we were required to foreclose on the collateral securing those loans, we might not be able to liquidate the collateral for proceeds sufficient to cover the loan amount. If any of these advances or loans are not repaid when due, our financial results could be adversely affected. Some of our charter schools have obtained tax-exempt financing to repay these loans and advances, but there can be no assurance that our other charter schools will continue to obtain such tax-exempt financing. While we are currently exploring a variety of other financing structures to assist charter schools in repaying these loans and advances, there can be no assurance that we will be able to implement any of these financing structures.

  WE COULD BECOME LIABLE FOR FINANCIAL OBLIGATIONS OF CHARTER BOARDS

     We could have facility financing obligations for charter schools we no longer operate because the terms of our facility financing obligations for some of our charter schools exceed the terms of the management agreements for those schools. For four of our charter schools, we have entered into a long-term lease for the school facility that exceeds the current term of the management agreement by as much as 15 years. If our management agreements were to be terminated or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results. As of June 30, 2003, our aggregate future lease obligations totaled $29.9 million, with varying maturities over the next 17 years. In four of our charter schools, we have provided some type of permanent credit support for the school building, typically in the form of loan guarantees or cash advances. As of June 30, 2003 the amount of loans we had guaranteed totaled $26.7 million. Although the term of these arrangements is coterminous with the term of the corresponding management agreement, our guarantee does not expire until the loan is repaid in full. The lenders under these facilities are not committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results. In addition, we have generally indemnified our charter school and district partnership school partners from any liability or damages occurring or allegedly occurring or arising out of any environmental conditions at the school site, if such conditions were caused or created by substances brought on the site by Edison.

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

     - We recognize revenue for each managed school pro rata over the 11 months from August through June, typically the period over which we perform our services, and except for revenue related to our summer school programs, we recognize no managed school revenue in July. Most of our site costs are also recognized over the 11 months from August through June. For this reason, the first quarter of our fiscal year has historically reflected less revenue and lower expenses than the other three quarters, and we expect this pattern to continue.

     - Our recognition of site-related expenses in the first fiscal quarter is proportionally greater than the revenue recognition because some site expenses are incurred in July and no revenue is recorded in July, with the exception of revenue related to our summer school programs. This results in lower site contribution in the first fiscal quarter than in the remaining fiscal quarters. We also recognize pre-opening costs primarily in the first and fourth quarters.

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

  WE EXPECT OUR MARKET TO BECOME MORE COMPETITIVE

     We expect the market for providing private, for-profit management of public schools will become increasingly competitive. Currently, we compete with a relatively small number of companies that provide these services, and they have to date primarily focused on the operation of charter schools. Some of these companies have begun to compete with us for district partnership schools. In addition, a variety of other types of companies and entities could enter the market, including colleges and universities or private companies that operate higher education or professional education schools. Our existing competitors and new market entrants could have financial, marketing and other resources significantly greater than ours. We also compete for public school funding with existing public schools, which may elect not to enter into management agreements with private managers or which may pursue alternative reform initiatives, such as magnet schools and inter-district choice programs. In addition, in jurisdictions where voucher programs have been authorized, we will begin to compete with existing private schools for public tuition funds. Voucher programs provide for the issuance by local or other governmental bodies of tuition vouchers to parents worth a certain amount of money that they can redeem at any approved school of their choice, including private schools. If we are unable to compete successfully against any of these existing or potential competitors, our revenues could be reduced, resulting in increased losses.

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

  THE TERMS OF OUR CREDIT AGREEMENTS IMPOSE SIGNIFICANT RESTRICTIONS ON OUR BUSINESS

     Under the MLMCI and School Services Facilities, we are required to comply with certain financial covenants, including maintaining specified financial ratios. Our ability to meet future financial ratios and comply with other covenants could be affected by events beyond our control, such as general economic conditions. Our failure to comply with such covenants would prevent us from borrowing additional amounts under our credit facilities and could result in a default under those facilities, which could cause the indebtedness outstanding under the facilities to become immediately due and payable. If we are unable to meet our debt obligations or receive a waiver of any such default, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, if at all.

  WE HAVE ISSUED WARRANTS FOR THE PURCHASE OF CLASS A COMMON STOCK IN CONNECTION WITH CERTAIN CREDIT FACILITIES THAT, IF EXERCISED, WILL DILUTE OUR CURRENT EQUITY HOLDERS AND COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE FOR THE SHARES OF CLASS A COMMON STOCK

     Warrants were issued in connection with the MLMCI and School Services Facilities for the purchase of up to 10,710,973 shares of Class A common stock at $1 per share. The shares to be issued in connection with exercise of the warrants equaled approximately 16.6% of the total outstanding shares of common stock of the Company (including the shares issuable upon exercise of the warrants but prior to any resale of such shares by the holders) at the time of issuance. The exercise of such warrants will dilute the current stockholders of the Company and could have an adverse effect on the market price for the shares of Class A common stock. In addition, the shares issuable upon exercise of the warrants are registered pursuant to a registration statement, and any sales of such shares may have a further adverse effect on the market price for the shares of the Class A common stock.

  WE RELY ON GOVERNMENT FUNDS FOR SPECIFIC EDUCATION PROGRAMS, AND OUR BUSINESS COULD SUFFER IF WE FAIL TO COMPLY WITH RULES CONCERNING THE RECEIPT AND USE OF THE FUNDS

     We benefit from funds from federal and state programs to be used for specific educational purposes. Funding from the federal government under Title I of the Elementary and Secondary Education Act, which provides federal funds for children from low-income families, accounted for approximately 5% of our net revenue for fiscal 2003. During the same period, we estimate that funding from other federal and state programs accounted for approximately an additional 9% of our total net revenue. A number of factors relating to these government programs could lead to adverse effects on our business and financial results:

     - These programs have strict requirements as to eligible students and allowable activities. If we or our school district and charter board clients were to fail to comply with the regulations governing the programs, we or our clients could be required to repay the funds or be determined ineligible to receive these funds.

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

     - The company's Newton Learning summer school program, which served approximately 46,000 students in Missouri during the summer of 2003, is funded through state summer school funds. If the Missouri state government fails to maintain current funding levels for summer school programs, Newton revenue would be adversely affected.

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

     Because we benefit from federal funds, we must also comply with a variety of federal laws and regulations not directly related to any federal education program, such as federal civil rights laws and laws relating to lobbying. Our failure to comply with these federal laws and regulations could result in the reduction or loss of federal education funds. In addition, our management agreements are potentially covered by federal procurement rules and regulations because our school district and charter board clients pay us, in part, with funds received from federal programs. Federal procurement rules and regulations generally require competitive bidding, awarding contracts based on lowest cost and similar requirements. If a court or federal agency determined that a management agreement were covered by federal procurement rules and regulations and had been awarded without compliance with those rules and regulations, then the management agreement could be voided and we could be required to repay any federal funds we had received under the management agreement.

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

  WE EARN ALL OF OUR REVENUE FROM PUBLIC SOURCES, AND ANY REDUCTION IN GENERAL FUNDING LEVELS FOR EDUCATION COULD HURT OUR BUSINESS

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

  RESTRICTIONS ON GOVERNMENT FUNDING OF FOR-PROFIT SCHOOL MANAGEMENT COMPANIES COULD HURT OUR BUSINESS

     Any restriction on the use of federal or state government educational funds by for-profit companies could hurt our business and our ability to grow. From time to time, a variety of proposals have been introduced in state legislatures to restrict or prohibit the management of public schools by private, for-profit entities like us. For example, in April 2003, Illinois revised its charter school legislation to prohibit for-profit entities from operating or managing schools effective from the date of the bill through the 2004-2005 school year. A recently passed bill in California prohibits the state department of education from contracting with a private, for-profit education manager to manage public schools for which the state assumes control pursuant to a new state educational reform measure. To the extent that states or the federal government were to adopt legislation prohibiting for-profit entities from operating public schools, the market for our services would decline and our business results could suffer.

  THE OPERATION OF OUR CHARTER SCHOOLS DEPENDS ON THE MAINTENANCE OF THE UNDERLYING CHARTER GRANT

     Our charter schools operate under a charter that is typically granted by a state authority to a third-party charter holder, such as a community group or established non-profit organization. Our management agreement in turn is with the charter holder. If the state charter authority were to revoke the charter, which could occur based on actions of the charter holder outside of our control, we would lose the right to operate that school. In addition, many state charter school statutes require periodic reauthorization. Charter schools accounted for 35.2% of our net revenue in fiscal 2003, or approximately $150.0 million. If state charter school legislation were not reauthorized or were substantially altered in a meaningful number of states, our business and growth strategy would suffer and we could incur additional losses.

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

  FAILURE TO OBTAIN SHAREHOLDER APPROVAL FOR THE GOING-PRIVATE TRANSACTION

     On July 14, 2003, Edison announced that it had signed a definitive merger agreement with a company formed by H. Christopher Whittle, the Company's Chief Executive Officer and Founder, and an affiliate of Liberty Partners, a private equity firm based in New York. The merger, which would result in the company no longer being listed on the Nasdaq, is subject to the approval of the shareholders. If a majority of the shareholders owning Edison's outstanding shares do not approve the merger, the market price of the Company's Class A common stock may be adversely impacted. In addition, as part of the proposed merger, Liberty Partners agreed to provide a senior secured credit facility to Edison in the principal amount of $70.0 million in order to permit Edison to refinance certain existing credit facilities. If the shareholders do not approve the merger this commitment will terminate, and the Company may face difficulty securing new lines of credit and/or refinancing the MLMCI Facility, which expires on November 15, 2003.

  WE HAVE BEEN NAMED IN A NUMBER OF CONSOLIDATED SHAREHOLDER CLASS ACTIONS AND A FEW SHAREHOLDER DERIVATIVE LAWSUITS

     We have been named in a consolidated putative class action lawsuit filed in the Southern District of New York, and a few shareholder derivative actions, also filed in New York. We have also been named in a number of purported class actions complaints filed in the Court of Chancery of the State of Delaware and the Supreme Court of the State of New York. We intend to vigorously defend these lawsuits. However, there can be no assurance that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits. Lawsuits may cause defaults under our material agreements and prevent us from obtaining additional funds under our existing line of credit or securing other financing. Such litigation could result in substantial costs and divert management's attention and resources.

  WE MAY FACE ADDITIONAL SECURITIES LITIGATION OR OTHER LITIGATION

     In addition to the securities class action litigation currently being brought against us as more fully described in the risk factor above, we may also in the future be the target of similar litigation. Additional securities litigation could result in substantial costs and divert management's attention and resources. We may also face other types of litigation. For example, in the summer of 2002 the Company and a private pension fund were unable to close a proposed financing transaction, and the Company chose instead to do a transaction with School Services. The Company could face litigation in connection with that decision. While we would vigorously defend against any such lawsuit, there is no assurance that the Company would be successful, and an adverse resolution of any lawsuit could have a material adverse effect on our financial position, shareholder equity and results of operations in the period in which the lawsuits are resolved.

     In addition, in August 2003 a lawsuit was filed against the School District of the City of Inkster, Michigan, the State of Michigan, and several other defendants in connection with the accidental death of a child on school district property. Edison has, pursuant to its management agreement with the Inkster district, indemnified the school district for actions taken by the Company during the term of the agreement. Accordingly, to the extent the district has some liability, the Company may in turn be liable under the indemnification. Moreover, while Edison has not been named as a defendant, the complaint may be (and in all likelihood will) be amended to include Edison as a defendant.

     While we intend to vigorously defend this lawsuit, both on behalf of the district and the Company if the Company is named as a defendant, there can be no assurance that the district or the Company will be successful, and an adverse resolution of this lawsuit could result in substantial costs (in the form of a judgment or settlement) and/or negative publicity.

  ANTI-TAKEOVER PROVISIONS OF DELAWARE LAW AND OUR CHARTER AND BYLAWS COULD PREVENT OR DELAY A CHANGE IN CONTROL

     Provisions of Delaware law, our charter and our bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that certain investors might be willing to pay in the future for shares of Class A common stock and could have the effect of delaying, deferring or preventing a change in control of the Company. These provisions include:

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

     We currently have market risk sensitive instruments related to interest rates. As disclosed in Note 8 of the notes to our financial statements, we had outstanding long-term notes payable of $9.8 million and 3.1 million at June 30, 2002 and 2003, respectively. Interest rates on the notes are fixed and range from 9.5% to 15.04% per annum and have terms of 36 to 37 months.

     We do not believe that we have significant exposure to changing interest rates on long-term debt because the interest rates for our debt are fixed. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

     Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $40.6 million and $26.3 million at June 30, 2002 and June 30, 2003, respectively. We invest cash mainly in money market accounts and other investment-grade securities. We do not purchase or hold derivative financial instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, independent auditors, are set forth in the Index to Financial Statements at Item 14 and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's management, including the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls subsequent to the evaluation date and, subsequent to such date, no corrective actions with regard to significant deficiencies and material weaknesses were taken.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons are the executive officers and directors of Edison as of the date of this proxy statement. Each executive officer will serve until a successor is elected by the board of directors or until the earlier of his resignation or removal. Neither any of these persons nor Edison has been convicted in a criminal proceeding during the past five years (excluding traffic violations or similar misdemeanors), and none of these persons has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities laws. The directors and executive officers of Edison are citizens of the United States and can be reached c/o Edison, 521 Fifth Avenue, 11th Floor, New York, NY, 10175, telephone number 212-419-1600.

     Our executive officers and directors, and their ages as of September 15, 2003, are as follows:

NAME                        AGE                        POSITION
----                        ---                        --------
H. Christopher Whittle....  56    Chief Executive Officer and Director
Benno C. Schmidt, Jr. ....  61    Chairman of the Board of Directors
Charles J. Delaney........  43    Vice Chairman, Business and Finance, and Director
Christopher D. Cerf.......  48    President, Chief Operating Officer and Director
Christopher J. Scarlata...  34    Chief Financial Officer and Executive Vice
                                  President
John E. Chubb, Ph.D. .....  49    Chief Educational Officer and Executive Vice
                                  President
John B. Balousek..........  55    Director
Joan Ganz Cooney..........  73    Director
Reverend Floyd H. Flake...  58    Director
Ronald F. Fortune.........  54    Director
Edward S. Harris..........  46    Director
Lowell W. Robinson........  54    Director
Timothy P. Shriver........  44    Director

     The following are the names and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years, of each director and executive officer of Edison:

     H. Christopher Whittle, Edison's founder, has served as Chief Executive Officer since July 1998. He served as president from March 1997 through July 2002. He has served as a director since 1992 and also served as our Chairman of the Board of Directors from 1992 until March 1995. He is the President and sole stockholder of WSI Inc., a corporation wholly owned by Mr. Whittle with the current primary purpose of holding Mr. Whittle's personal investments. From 1986 to 1994, Mr. Whittle was Chairman and Chief Executive Officer of Whittle Communications L.P., which developed magazines and other print publications, as well as Channel One, an advertising-supported daily news and information television program for schools. Before that, Mr. Whittle was the founder of 13-30 Corporation, the predecessor of Whittle Communications L.P., and served as the publisher of Esquire magazine from 1979 to 1986.

     Benno C. Schmidt, Jr. has served as Chairman of the Board of Directors since March 1997. He also served as our Chief Executive Officer from 1992 to June 1998, our President from 1992 to February 1997 and our Chief Education Officer from July 1998 through April 1999. Mr. Schmidt served as President of Yale University from 1986 to 1992. He also served as Dean of the Columbia University School of Law from 1984 to 1986. He is currently Chairman of the Board of Trustees of the City University of New York.

     Christopher D. Cerf has served as President since July 2002 and as Chief Operating Officer since May 1999. He has also served as a director since November 2000. He also served as our General Counsel from June 1997 to April 2000. Prior to joining us, he was a partner in the law firm of Wiley, Rein and Fielding from

1991 to 1994 and from May 1996 to May 1997. Between 1994 and May 1996, he served in the White House as Associate Counsel to the President. Mr. Cerf is also a former high school history teacher.

     Charles J. Delaney has served as our Vice Chairman, Business and Finance, since July 2002 and as a director since July 1999. Prior to joining Edison, Mr. Delaney was the President of UBS Capital Americas, which is the manager for two private equity funds that make investments in the U.S. and Latin America, from January 2000 through June 2002. Mr. Delaney served as President of UBS Capital LLC or its predecessor companies from May 1989 to June 2002. UBS Capital Americas and UBS Capital LLC are affiliated with UBS AG.

     Christopher J. Scarlata has served as Chief Financial Officer and Executive Vice President since August 1, 2002. From April 2001 through July 2002, he was our Controller. Prior to joining us, he served as Controller for Walker Digital LLC from March 2000 through December 2000 and as assistant controller for Mitchell Madison Group LLC from 1996 through February 2000. Before that, Mr. Scarlata was an auditor for PricewaterhouseCoopers LLP.

     John E. Chubb has served as our Chief Education Officer and Executive Vice President since May 1999. Prior to that, he served as Edison's Executive Vice President of Curriculum, Instruction and Assessment from 1992 to April 1999.

     John B. Balousek has been a director since December 2002. He currently serves on the Boards of Directors of Central Garden & Pet Company, Aptimus, Inc. and Interland, Inc. From 1998 to 1999, Mr. Balousek served as Executive Vice President and a founder of PhotoAlley.com, a San Francisco-based start-up company providing electronic commerce services. From March 1996 to July 1996, he served as Chairman and Chief Executive Officer of True North Technologies, a digital and interactive services company of True North Communications. From 1991 to February 1996, Mr. Balousek served as President, Chief Operating Officer and director of Foote Cone & Belding Communications, Inc. ("FCB") a global advertising and communications company. From 1979, he served in various positions at FCB, and earlier he worked in brand management at Procter & Gamble.

     Joan Ganz Cooney has served as a director since November 2000. She is the Chairman, Executive Committee, of the Sesame Workshop, formerly the Children's Television Workshop. Ms. Cooney co-founded the Children's Television Workshop as its Executive Director in 1968 and was named its President-Chief Executive Officer in 1970 and Chairman-Chief Executive Officer in 1988. She assumed her present responsibilities in 1990. Ms. Cooney is a Trustee of the Museum of Television and Radio and The New York and Presbyterian Hospitals, Inc. She is a life Trustee of the National Child Labor Committee and of WNET, Channel 13.

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

     Ronald F. Fortune has served as a director since December 2002. He is the founder of Edumetrics Learning, an early stage startup focused on building educational content for students at schools and home. From 1990 until December 1999, Mr. Fortune was the President and Chief Executive Officer of Computer Curriculum Corporation ("CCC"), an educational software company. Prior to becoming Chief Executive Officer of CCC, he was CCC's Chief Operating Officer (1988-1990), Vice President of Sales (1986-1988) and sales representative (1979-1986). Mr. Fortune has served as President of CEO Forum, a Washington,

D.C. based organization advocating the use of technology in schools, and is currently a Senior Advisor to Project Pipeline, a nonprofit teacher recruitment and credentialing institution. He has served as a classroom teacher and as an administrator.

     Edward S. Harris has served as a director since March 2003. From December 2002, Mr. Harris has been an independent financial consultant. From December 1998 to December 2002, Mr. Harris was Director of Investment Management for Vulcan Ventures Inc., a private equity firm founded and controlled by Paul Allen, the co-founder of Microsoft. From 1992 to 1998, Mr. Harris was Chief Financial Officer for three technology companies: Claircom Communications Group, L.P., an affiliate of McCaw Cellular Incorporated and provider of specialized air-to-ground wireless communications services; Starwave Incorporated, a leading internet company; and Mirror Software, Inc., a provider of medical imaging software. Mr. Harris was an investment banker with Salomon Brothers Inc. from 1985 to 1990 and with Sumishin Capital from 1990 to 1992. Mr. Harris is on the Board of Directors of two other public companies: Click2Learn.com, a Bellevue, Washington provider of online learning solutions, and First Virtual Communications, a Santa Clara, California company that provides rich media communications products worldwide.

     Lowell W. Robinson has served as a director and Chairman of the Audit Committee since November 2002. Mr. Robinson is Special Council to the President of Polytechnic University. He was Senior Executive Vice President and Chief Financial Officer for HotJobs.com from 2000 to February 2002, when the company was sold to YAHOO Inc. From 1997 until 1999, Mr. Robinson was Executive Vice President, Global Business Services and Chief Financial Officer of PRT Group Inc. From 1994 until 1997, Mr. Robinson was Executive Vice President and Chief Financial Officer at ADVO, Inc. Mr. Robinson spent eight years at Citigroup (1986-1993) where he was Vice President and Chief Financial Officer for The Traveler's Managed Care and Employee Benefits Operations from 1991 to 1993; the Chief Financial Officer for Citicorp's Global Insurance and Capital Investments Divisions from 1988 to 1991; and the Controller for Citicorp's Consumer Services Group -- International from 1986-1988. Prior to joining Citigroup, Mr. Robinson was Director of Finance and Operations for Uncle Ben's Inc., the domestic and international rice subsidiary of Mars, Inc. From 1973 to 1983, Mr. Robinson held senior financial positions at Kraft/General Foods. Mr. Robinson is on the Board of Directors of Financial Executives International, New York City Chapter and is on the Forbes Magazine CFO Advisory Board.

     Timothy P. Shriver has served as a director since September 2001. He has served as President and Chief Executive Officer of Special Olympics, Inc. since July 1996, and on June 22, 2002, he was named Chairman of the Board of Special Olympics, Inc. Mr. Shriver serves on the Boards of Directors for the Education Compact for Learning and Citizenship, the Frank Porter Graham Child Development Center at the University of North Carolina, and the American Association for Retarded Citizens (AAMR). In 1994, Shriver helped launch and currently chairs the Collaborative for Academic, Social & Emotional Learning (CASEL), a national organization promoting effective school-based prevention programming.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. All reports were timely filed.

     Code of Ethics. In September 2003, the Company's Board of Directors approved a Code of Ethics for the Company's senior executives, including the principal executive officer, principal financial officer, and principal accounting officer or controller (as those terms are defined in the applicable SEC rules). A copy of the Code of Ethics is filed as an exhibit to this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The table below sets forth, for the fiscal years ended June 30, 2001, 2002 and 2003, the total compensation earned by the Company's Chief Executive Officer and each of its four other executive officers who were most highly compensated during fiscal 2003 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                       COMPENSATION AWARDS
                                                                     -----------------------
                                            ANNUAL COMPENSATION      RESTRICTED     SHARES
                                   FISCAL   -------------------        STOCK      UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR     SALARY     BONUS          AWARDS     OPTIONS(1)   COMPENSATION
---------------------------        ------   --------   --------      ----------   ----------   ------------
H. Christopher Whittle(2)........   2001    $298,080         --             --           --           --
  Chief Executive Officer           2002           1         --             --    1,800,000           --
                                    2003     207,004   $625,000(7)          --           --           --

Benno C. Schmidt, Jr. ...........   2001     298,080         --             --           --      $14,760(4)
  Chairman                          2002     298,080         --             --           --       14,760(4)
                                    2003     298,080         --             --           --       23,016(4)

Charles J. Delaney(3)............   2001          --         --             --           --           --
  Vice Chairman, Business           2002          --         --             --           --           --
  and Finance                       2003     288,192    450,000(7)    $330,000           --           --

Christopher D. Cerf..............   2001     247,804    110,000             --           --       51,175(4)(5)(6)
  President and Chief Operating     2002     290,000    170,000             --           --        1,176(4)(5)
  Officer                           2003     293,269    425,000             --      600,000        1,176(4)(5)

John E. Chubb....................   2001     239,712     90,000             --           --          500(5)
  Chief Education Officer and       2002     280,000    140,000             --           --          500(5)
  Executive Vice President          2003     286,539    285,000(7)          --      100,000          500(5)

---------------

(1) Represents the number of shares covered by options to purchase shares of Common Stock granted during the respective years. The Company has never granted stock appreciation rights.

(2) Mr. Whittle's compensation does not include accrued interest relating to two loans to Mr. Whittle from the Company. For more information on these loans, see "Certain Transactions -- Loans to Executives." Interest on the two loans is not due until November 2004 and April 2005, respectively.

(3) At June 30, 2003, 950,000 shares of a 1,000,000-share restricted stock award made on October 1, 2003 were vested. The remaining 50,000 shares were subject to vesting based on the judgment of the Board of Directors regarding certain performance objectives for fiscal year 2003. Based on the closing price on June 30, 2003, the 950,000 shares were worth $1,425,000.

(4) Represents supplemental life insurance premium paid on behalf of the executive.

(5) Represents 401(k) matching contribution.

(6) Includes a $50,000 relocation bonus.

(7) Estimate.

OPTION GRANTS IN FISCAL 2003

     The following table sets forth each grant of stock options during the year ended June 30, 2003 to the Named Executive Officers. All of these options were granted at fair market value as determined by the Board of Directors on the date of the grant. The Company granted no stock appreciation rights during the year ended June 30, 2003. The following table shows the hypothetical value of the options granted at the end of the option terms if the stock price were to appreciate annually by 5% and 10%, respectively. These assumed rates of growth are required by the SEC for illustration purposes only and are not intended to forecast possible future stock prices.

                                                                                POTENTIAL REALIZABLE VALUE
                                         % OF TOTAL                               AT ASSUMED ANNUAL RATES
                                          OPTIONS                               OF STOCK PRICE APPRECIATION
                                         GRANTED TO    EXERCISE                     FOR OPTION TERM(1)
                              OPTIONS   EMPLOYEES IN   PRICE PER   EXPIRATION   ---------------------------
NAME                          GRANTED   FISCAL YEAR      SHARE        DATE          5%             10%
----                          -------   ------------   ---------   ----------   -----------   -------------
Christopher D. Cerf.........  600,000      33.10%        $1.17      11/13/12     $441,484      $1,118,807
John E. Chubb...............  100,000       5.52%         1.43      02/11/13      115,932         227,905

---------------

(1) Represents the product of (i) the difference between (A) the product of the per-share fair market value at the time of the grant compounded annually at the assumed rate of appreciation over the term of the option, and (B) the per-share exercise price of the option, and (ii) the number of shares underlying the grant at the fiscal year end.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     No options were exercised by the Named Executive Officers during the fiscal year ended June 30, 2003. The table below sets forth information concerning the number and value of unexercised options held by each of the Named Executive Officers on June 30, 2003.

                                                         NUMBER OF SHARES          VALUE OF UNEXERCISED IN-
                               SHARES                 UNDERLYING UNEXERCISED      THE-MONEY OPTIONS AT FISCAL
                              ACQUIRED              OPTIONS AT FISCAL YEAR END             YEAR END
                                 ON       VALUE     ---------------------------   ---------------------------
NAME                          EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          --------   --------   -----------   -------------   -----------   -------------
H. Christopher Whittle(1)...      --         --      6,003,456       721,897             --             --
Benno C. Schmidt, Jr. ......      --         --        893,056        77,000             --             --
Charles J. Delaney..........      --         --         12,917         2,083             --             --
Christopher D. Cerf.........      --         --        566,500       484,000        $89,100       $108,900
John E. Chubb...............      --         --        232,007       118,333          2,917          4,083

---------------

(1) Includes options held by WSI Inc., a corporation of which Mr. Whittle is the President and sole stockholder.

     The value of unexercised in-the-money options at fiscal year-end has been calculated on the basis of $1.50, which was the last sales price per share of the Class A common stock on June 30, 2003, as reported on the Nasdaq National Market, less the per-share exercise price.

EMPLOYMENT AGREEMENTS

     The Company and Mr. Whittle entered into an agreement as of December 18, 2001 in which Edison agreed to employ Mr. Whittle through June 30, 2004 at an annual base salary of $1.00, retroactive to July 1, 2001. Mr. Whittle received base compensation of $1.00 during fiscal year 2002. The agreement was amended effective November 15, 2002 to increase his annual base salary to $345,000, pro rated from November 15, 2002 for fiscal year 2003, and to provide for an annual performance bonus potential of up to 150% of his base salary, pro rated from November 15, 2002 for fiscal year 2003. Under the December 18, 2001 agreement, Mr. Whittle was issued an option to acquire 1,000,000 shares of Edison's Class A common stock at a price of $25.00 per share, and Edison accelerated the vesting of three outstanding options to acquire, respectively (1) 149,999 shares of Class A common stock and 16,667 shares of Class B common stock at a price of $22.00 per share, (2) 1,125,000 shares of Class A common stock and 125,000 shares of Class B common stock at a price of $32.00 per share, and (3) 1,260,000 shares of Class A common stock and 140,000 shares of Class B common stock at a price of $56.00 per share, so that Mr. Whittle became entitled to exercise each option in full. Edison also agreed to reimburse Mr. Whittle for 75% of reasonable expenses incurred on Edison's behalf, commensurate with his position, and continued its prior commitment to maintain long-term disability insurance and $800,000 face amount term life insurance for Mr. Whittle's benefit. On June 26, 2003, the

Company's Audit Committee approved increasing Mr. Whittle's reimbursement for reasonable expenses to 100%, effective July 1, 2003. If Edison were to terminate Mr. Whittle's employment without cause or if Mr. Whittle were to terminate his employment for "good reason," the unvested portion of any outstanding options would vest in full. Under this agreement, "good reason" is defined as Mr. Whittle's assignment to materially less significant duties, Edison's failure to reappoint Mr. Whittle to his then current position or Edison's failure to perform Edison's material obligations under this agreement. Mr. Whittle has agreed not to compete against Edison during the term of his employment and for one year afterwards and not to solicit the employment or other services of any of Edison's executive employees for one year after his termination. For more information on the Company's loans to Mr. Whittle in connection with his exercise of stock options, see "Certain Transactions -- Loans to Executives."

     The Company and Benno C. Schmidt, Jr. entered into an agreement on June 20, 2000 in which Edison agreed to employ Mr. Schmidt through June 30, 2003. In June 2003, the agreement was extended until December 31, 2003. Pursuant to this agreement, Mr. Schmidt is entitled to an annual base salary of $298,080, subject to annual increases or decreases. The agreement provides that Mr. Schmidt may also receive incentive bonuses at the discretion of Edison's board of directors. Under the agreement, Edison maintains term life insurance in the amount of $5.0 million for Mr. Schmidt, proceeds of which will first be used to offset loans Edison has made to Mr. Schmidt, with any excess amount for his benefit. If Edison terminates Mr. Schmidt's employment without cause or if Mr. Schmidt terminates his employment for "good reason," he is entitled to receive his base salary and the bonus he earned from the prior fiscal year for 12 months following the effective date of his termination and an additional lump sum payment of $3.2 million. The lump sum payment may be used to offset any outstanding balance on the two loans Edison has made to Mr. Schmidt.

     The Company and Charles J. Delaney entered into an employment agreement in October 2002 in which Edison agreed to employ Mr. Delaney until June 2004 with an annual base salary of $295,000. The agreement included a signing bonus of $73,750. Under the agreement, Mr. Delaney was eligible for a bonus of up to $450,000 for fiscal year 2003 based on the Company's achievement of specified financial goals, with such bonus to be paid quarterly upon approval by Edison's board of directors. Additionally, Mr. Delaney was awarded 1,000,000 shares of restricted stock for services to be rendered during fiscal year 2003, of which 950,000 have vested. As of July 31, 2003, Edison amended its employment agreement. Under the amended agreement, Mr. Delaney is eligible for a bonus of up to $450,000 for fiscal year 2004 based on Edison's achievement of specified financial goals, with such bonus to be paid within 60 days of the end of fiscal year 2004. Mr. Delaney also received an additional grant of 1,000,000 shares of restricted stock for services to be rendered during fiscal year 2004, including 440,000 shares ("Time Vested Restricted Stock") that will vest ratably over 12 months. The remaining 560,000 shares ("Performance Vested Restricted Stock") vest at the end of fiscal year 2004 to the same extent as the percentage of annual bonus awarded to Mr. Delaney for fiscal year 2004. If, prior to a change in control, Mr. Delaney's employment is terminated without cause or if he terminates his employment for "good reason" during fiscal year 2004, Edison's board of directors shall, as of the termination date, evaluate Mr. Delaney's performance and determine what portion of the annual bonus for fiscal year 2004 to award to Mr. Delaney and what portion of the Performance Vested Restricted Stock will vest. Vesting of the Time Vested Restricted Stock will cease on the termination date. In the event of a change in control prior to June 30, 2004 (the consummation of the merger will be a change in control for purposes of Mr. Delaney's employment agreement), Mr. Delaney's employment agreement will terminate automatically unless extended by mutual agreement. In connection with such termination, Edison will accelerate the vesting of (1) 50% of the unvested portion of the Time Vested Restricted Stock, (2) a pro-rata portion, based solely on the passage of time, of the Performance Vested Restricted Stock and
(3) 50% of that portion of the Performance Vested Restricted Stock that did not vest as a result of the pro-rata acceleration described in (2). Any unvested shares of restricted stock remaining after the accelerated vesting described above will be forfeited. In addition, upon such termination, Edison will pay Mr. Delaney, at Edison's option in either a lump sum or in equal installments over the remaining pay periods in fiscal year 2004, the sum of (1) 50% of Mr. Delaney's remaining salary for fiscal year 2004 and (2) the total of (A) a pro-rata portion, based solely on the passage of time, of Mr. Delaney's bonus potential for fiscal year 2004 and (B) 50% of Mr. Delaney's bonus potential remaining after calculation of the pro-rata bonus portion. Mr. Delaney has agreed not to compete against Edison during his term of employment and for one year thereafter.

     The Company and Christopher D. Cerf entered into an agreement in July 1999 in which the Company agreed to employ Mr. Cerf until June 2002 with an annual base salary of $240,000. The agreement is automatically renewed for successive one-year terms unless otherwise terminated as provided in the agreement, and was so renewed at the end of June 2002. The agreement was amended effective November 15, 2002 to increase Mr. Cerf's base salary to $295,000 and to provide for a performance bonus of up to 150% of his base salary for each fiscal year. Mr. Cerf received base compensation of $293,269 during fiscal 2003. Under this agreement, Mr. Cerf received a bonus of $50,000 in August 2000, as well as reimbursement of certain documented expenses, in connection with his relocation to New York City. The Company also agreed to maintain long-term disability insurance and term life insurance in the amount of $800,000 for Mr. Cerf's benefit. If Mr. Cerf is terminated without cause, he is entitled to receive his base salary for twelve months following the effective date of his termination less any amount he earns during the last six months of this period as a result of new employment. If Mr. Cerf is terminated for cause, he is entitled to receive his base salary only through the effective date of termination. Mr. Cerf has agreed not to compete against the Company during his term of employment and for one year thereafter.

     The Company and John E. Chubb entered into an agreement in March 1995 in which the Company agreed to employ Mr. Chubb with an annual base salary of $200,000. Mr. Chubb received base compensation of $286,538 during fiscal 2003. In June 2000, the Board of Directors provided that Mr. Chubb would be eligible to receive a bonus of up to $100,000 beginning with fiscal 2001. In February 2003, the Board approved annual performance bonus potential of up to $400,000 for Mr. Chubb, with 75% of such bonus linked to academic achievement of students in schools managed by Edison. If Mr. Chubb is terminated without cause, he is entitled to receive as severance pay his base salary for six months following the effective date of his termination less any amount he earns as a result of new employment. If Mr. Chubb is terminated for cause, he is entitled to receive his base salary only through the effective date of termination. Mr. Chubb has agreed not to compete against the Company during his term of employment and for one year thereafter.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     This report addresses the compensation policies of the Company applicable to its officers during fiscal 2003. The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors, which is composed of three non-employee directors. The Compensation Committee is responsible for determining the compensation package of each executive officer, including the Chief Executive Officer. The current Compensation Committee did not begin functioning until January 2003. Prior to such time, the Board of Directors acted as a committee of the whole to fulfill responsibilities of the Compensation Committee.

  OVERVIEW AND PHILOSOPHY

     The Company's executive compensation program is designed to promote the following objectives:

     - To recognize and reward exceptional performance by the Company's executives.

     - To provide incentives for high levels of current and future performance.

     - To align the objectives and rewards of the Company's executives with those of the stockholders of the Company.

     The Compensation Committee believes an executive compensation program that achieves these objectives will properly motivate and compensate the Company's current officers as well as enable the Company to attract other officers who may be needed by the Company in the future.

  EXECUTIVE COMPENSATION PROGRAM

     The Company's executive compensation program consists of base salary, annual incentive compensation in the form of cash bonuses, and long-term equity incentives in the form of stock options and grants of restricted stock. Executive officers also are eligible to participate in certain benefit programs that are generally available to all employees of the Company, such as life insurance benefits and the Company's 401(k) savings plan.

     Base Salary. At the beginning of each year, the Compensation Committee, or in the absence of such committee, the full Board of Directors, establishes an annual salary plan for the Company's senior executive officers based on recommendations made by the Company's Chief Executive Officer. Salary determinations depend both upon the Company's financial performance and upon the individual's performance as measured by specific objectives.

     Annual Incentive Compensation. The Company's executive bonus program is designed to provide its senior executive officers with cash incentives to achieve the Company's financial and student achievement goals. At the beginning of each year, the Compensation Committee or, in the absence of such committee, the full Board establishes target annual bonuses for each executive officer, based on recommendations made by the Company's Chief Executive Officer, which the executive will receive if his or her targeted objectives for the year are achieved. Cash bonuses are paid annually. For fiscal 2003, estimated annual cash bonuses for the Named Executive Officers totaled $1,785,000.

     Long-Term Equity Incentives. The Company's stock option program is intended to align the long-term interests of the Company's employees and its stockholders and to assist in the retention of employees. The size of an executive's option grant is generally intended to reflect the executive's position with the Company and his or her contributions to the Company. Executive stock options typically vest over a three- to five-year period, sometimes based partially on tenure and partially on specified measurements of the annual performance of the Company and/or the executive, to encourage continued employment by the Company. In fiscal 2003, all stock options were granted at an option exercise price at least equal to the fair market value of the Class A common stock on the date of the grant. The Company may also from time to time make grants of restricted stock. During fiscal 2003 the Company made one restricted stock grant.

  BENEFITS

     The Company's executive officers are entitled to receive medical and life insurance benefits and to participate in the Company's 401(k) retirement savings plan on the same basis as other full-time employees of the Company.

  SUMMARY OF COMPENSATION OF CHIEF EXECUTIVE OFFICER

     In fiscal 2002, Mr. Whittle, the Company's Chief Executive Officer, received base compensation of $207,004.

  COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the corporation's Chief Executive Officer and four other most highly paid executive officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. The Compensation Committee or, in the absence of such committee, the Board of Directors periodically reviews the potential consequences of Section 162(m) and may structure the performance-based portion of its executive compensation to comply with certain exemptions in Section 162(m). However, the Compensation Committee, or in the absence of such committee, the Board of Directors reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when a determination is made that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer's performance.

     By the Compensation Committee.

          John B. Balousek
          Joan Ganz Cooney
          Ronald F. Fortune

COMPENSATION OF DIRECTORS

     Non-employee directors receive an annual retainer of $27,500, paid quarterly, as well as a fee of $2,000 per in-person board meeting attended. Additionally, non-employee directors receive a fee of $500 per hour for telephonic meetings of the board, with a minimum fee of $500, paid quarterly. For service on board committees, non-employee directors who are members of the Communications/Government Affairs, Compensation, and Education Committees receive an annual fee of $5,000, paid quarterly. For service on the Finance Committee, non-employee directors who are members receive an annual fee of $12,500, paid quarterly, with the chairman of the Audit Committee receiving an additional annual fee of $35,000, paid quarterly. The Company entered into an indemnification agreement with the chairman of the Audit Committee under which it provides him with contractual protection against liabilities and expenses incurred in connection with his service on the board. The chairman's service on the board is conditioned upon the Company's maintaining an adequate level of director and officer's insurance. Non-employee members of the Finance Committee also receive $500 for each telephonic meeting of the committee, paid quarterly.

     A Special Committee of the board was appointed in April 2003 to consider the go-private transaction. Committee members, who are all independent non-employee directors, receive a base fee of $37,500, with the chairman of the committee receiving a base fee of $60,000. Special Committee members also receive $1,000 for each in-person meeting attended and $500 for each telephonic meeting. Outside directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. No director who is an employee of the Company receives separate compensation for services rendered as a director.

     The following table sets forth certain information with respect to options granted to non-employee directors during the fiscal year ended June 30, 2003.

                                                    NUMBER OF SHARES OF
                                                    CLASS A COMMON STOCK      EXERCISE
DIRECTOR                            GRANT DATE   UNDERLYING OPTIONS GRANTED   PRICE(1)   VESTING
--------                            ----------   --------------------------   --------   -------
John B. Balousek.................     12/5/02              15,000              $1.92       (2)
Joan Ganz Cooney.................     2/11/03              15,000              $1.43       (2)
Reverend Floyd H. Flake..........    12/05/03              15,000              $1.92       (2)
Ronald F. Fortune................    12/05/03              15,000              $1.92       (2)
Edward S. Harris.................     3/27/03              15,000              $1.09       (3)
Lowell W. Robinson...............    12/05/03              15,000              $1.92       (2)
Timothy P. Shriver...............     2/11/03              15,000              $1.43       (2)

---------------

(1) The closing sale price of the Class A common stock on the Nasdaq National Market on the grant date.

(2) The option vests ratably over 36 months, with the first monthly vesting occurring on the last day of the month in which the grant was made.

(3) The option vest ratably over 36 months, with the first monthly vesting occurring on March 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of Edison's common stock as of September 15, 2003 by

     - each person known to the Company to beneficially own more than 5% of the outstanding shares of either class of Edison's common stock;

     - each director of the Company;

     - each executive officer of the Company named in the Summary Compensation Table set forth under the heading "Compensation of Executive Officers" set forth in Item 11; and

     - all executive officers and directors of the Company as a group.

     Unless otherwise set forth herein, the business address of the named beneficial owner is c/o Edison Schools Inc., 521 Fifth Avenue, 11th Floor, New York, New York 10175 and the beneficial owners named in the table have, to the knowledge of Edison, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws.

                                                                                         PERCENTAGE OF SHARES
                                                    SHARES BENEFICIALLY OWNED           BENEFICIALLY OWNED(2)
                                               -----------------------------------   ----------------------------
                                                CLASS A      CLASS B      TOTAL      CLASS A   CLASS B    TOTAL
                                                 COMMON      COMMON       COMMON     COMMON    COMMON     COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER             STOCK        STOCK      STOCK(1)     STOCK     STOCK    STOCK(1)
------------------------------------           ----------   ---------   ----------   -------   -------   --------
Gruber and McBaine Capital Management(3).....   2,778,400          --    2,778,400     5.3        --        5.1
  50 Osgood Place, Penthouse
  San Francisco, CA 94133
J.W. Childs Equity Partners, L.P.(4).........   1,983,126     301,737    2,284,863     3.8      18.5        4.2
  111 Huntington Avenue
  Boston, MA 02199
RWJ Education Company I, L.L.C.(5)...........       2,170     143,879      143,879       *       8.8          *
  One Maritime Plaza, Suite 1400
  San Francisco, CA 94111
School Services LLC(6).......................   8,558,014          --    8,558,014    14.0        --       13.7
  660 Madison Avenue, 15th Floor
  New York, NY 10021
Waddell & Reed Financial, Inc.(7)............   3,893,575          --    3,893,575     7.4        --        7.2
  6300 Lamar Avenue
  Overland Park, KS 66202
WSI Inc.(8)..................................   2,635,009     463,394    3,098,403     4.9      26.9        5.6
  800 South Gay Street
  Knoxville, TN 37929
Benno C. Schmidt, Jr.(9).....................   1,182,115     114,144    1,296,259     2.2       6.7        2.4
H. Christopher Whittle(10)...................   7,571,030   1,519,206    9,090,236    13.0      72.0       15.1
John E. Chubb(11)............................     251,369      18,041      269,410       *       1.1          *
Christopher D. Cerf(12)......................     855,450      38,317      893,767     1.6       2.3        1.6
Charles J. Delaney(13).......................   2,014,583          --    2,014,583     3.8        --        3.7
Christopher J. Scarlata(14)..................      58,500          --       58,500       *         *          *
John B. Balousek(15).........................      98,582         265       98,847       *         *          *
Joan Ganz Cooney(16).........................      18,733          --       18,733       *        --          *
Reverend Floyd H. Flake(17)..................      78,583       1,000       79,583       *         *          *
Ronald F. Fortune(18)........................       4,583          --        4,583       *        --          *
Edward S. Harris(19).........................       2,917          --        2,917       *        --          *
Lowell W. Robinson(20).......................       4,583          --        4,583       *        --          *

                                                                                         PERCENTAGE OF SHARES
                                                    SHARES BENEFICIALLY OWNED           BENEFICIALLY OWNED(2)
                                               -----------------------------------   ----------------------------
                                                CLASS A      CLASS B      TOTAL      CLASS A   CLASS B    TOTAL
                                                 COMMON      COMMON       COMMON     COMMON    COMMON     COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER             STOCK        STOCK      STOCK(1)     STOCK     STOCK    STOCK(1)
------------------------------------           ----------   ---------   ----------   -------   -------   --------
Timothy P. Shriver(21).......................      13,333          --       13,333       *        --          *
All executive officers and directors, as a
  group (13 persons)(22).....................  12,154,361   1,690,973   13,845,334    20.2      75.4       22.2

---------------

  *  Less than 1%.

 (1) Assumes all shares of Class B common stock were converted into Class A common stock.

 (2) Percentage ownership is based on 52,484,154 shares of Class A common stock and 1,627,933 shares of Class B common stock outstanding on September 15, 2003. Shares of common stock subject to stock options and warrants which are currently exercisable or will become exercisable within 60 days after September 15, 2003 are deemed outstanding for computing the percentage ownership of the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or group.

 (3) Based on holdings reported on a Schedule 13G filed with the SEC on March 31, 2003.

 (4) Based on holdings reported on a Schedule 13G/A filed with the SEC on July 23, 2003.

 (5) Based on information provided by Edison's transfer agent and Edison's records. Includes 2,170 shares of Class A common stock and 242 shares of Class B common stock issuable upon exercise of an option that will be exercisable within 60 days of September 15, 2003.

 (6) Consists of 8,558,014 shares of Class A common stock issuable upon exercise of warrants held by School Services LLC that are presently exercisable.

 (7) Based on holdings reported on a Schedule 13G filed with the SEC on February 14, 2003, the shares are beneficially owned by one or more open-end investment companies or other managed accounts that are advised or sub-advised by Waddell & Reed Ivy Investment Company, which is a subsidiary of Waddell & Reed Financial, Inc. ("WDR"), or Waddell & Reed Investment Management Company, which is a subsidiary of Waddell & Reed, Inc. ("WRI"). WRI is a subsidiary of Waddell & Reed Financial Services, Inc., which in turn is a subsidiary of WDR.

 (8) Includes 1,462,501 shares of Class A common stock and 162,501 shares of Class B common stock held of record by WPA Investment L.P., 337,500 shares of Class A common stock and 37,500 shares of Class B common stock held of record by Whittle Leeds Education Company LLC and 832,596 shares of Class A common stock and 92,512 shares of Class B common stock issuable upon exercise of options that will be exercisable within 60 days of September 15, 2003.

 (9) Includes 7,065 shares of Class A common stock and 685 shares of Class B common stock held of record by Christina W. Schmidt, Mr. Schmidt's daughter. Mr. Schmidt disclaims beneficial ownership of all such shares of common stock. Also includes 848,534 shares of Class A common stock and 74,356 shares of Class B common stock issuable upon exercise of options that will be exercisable within 60 days of September 15, 2003.

(10) Includes 2,412 shares of Class A common stock and 170,881 shares of Class B common stock held of record by WSI Inc., 1,462,501 shares of Class A common stock and 162,501 shares of Class B common stock held of record by WPA Investment L.P., 337,500 shares of Class A common stock and 37,500 shares of Class B common stock held of record by Whittle Leeds Education Company LLC, 4,876,816 shares of Class A common stock and 390,017 shares of Class B common stock issuable upon exercise of options that will be exercisable within 60 days of September 15, 2003, and 832,596 shares of Class A common stock and 92,512 shares of Class B common stock issuable upon exercise of options held of record by WSI Inc. that will be exercisable within 60 days of September 15, 2003. Mr. Whittle has pledged 59,205 shares of Class A common stock and 665,795 shares of Class B common stock to the Company as collateral for loans (the "Whittle Pledge"). Mr. Whittle and WSI Inc. have pledged all of their shares of Class A common stock and Class B common stock, including all options to acquire

     Class A common stock and Class B common stock, to JPMorgan Chase Bank to secure personal obligations of Mr. Whittle. 117,500 shares of Class A common stock held by WSI Inc. are also subject to an option held by JPMorgan Chase Bank. JPMorgan Chase Bank's security interest in the shares of Class A and Class B common stock is subordinate to the shares pledged to the Company pursuant to the Whittle Pledge.

(11) Consists of 251,369 shares of Class A common stock and 18,041 shares of Class B common stock issuable upon exercise of options that will be exercisable within 60 days of September 15, 2003.

(12) Includes 654,850 shares of Class A common stock and 38,317 shares of Class B common stock issuable upon exercise of options that will be exercisable within 60 days of September 15, 2003, and 600 shares of Class A common stock held by a trust for the benefit of Mr. Cerf's children.

(13) Includes 14,583 shares of Class A common stock issuable upon exercise of an option that will be exercisable within 60 days of September 15, 2003.

(14) Consists of 58,500 shares of Class A common stock issuable upon exercise of options that will be exercisable within 60 days of September 15, 2003.

(15) Includes 6,964 shares of Class A common stock and 265 shares of Class B common stock issuable upon exercise of options that will be exercisable within 60 days of September 15, 2003.

(16) Includes 18,333 shares of Class A common stock issuable upon exercise of options that will be exercisable within 60 days of September 15, 2003.

(17) Consists of 78,583 shares of Class A common stock and 1,000 shares of Class B common stock issuable upon exercise of options that will be exercisable within 60 days of September 15, 2003.

(18) Consists of 4,583 shares of Class A common stock issuable upon exercise of an option that will be exercisable within 60 days of September 15, 2003

(19) Consists of 2,917 shares of Class A common stock issuable upon exercise of an option that will be exercisable within 60 days of September 15, 2003.

(20) Consists of 4,583 shares of Class A common stock issuable upon exercise of an option that will be exercisable within 60 days of September 15, 2003.

(21) Consists of 13,333 shares of Class A common stock issuable upon exercise of options that will be exercisable within 60 days of September 15, 2003.

(22) Includes shares described in footnotes 9 through 21 above.

EQUITY COMPENSATION PLAN INFORMATION

     The table below sets forth information, as of June 30, 2003, regarding securities authorized for issuance under the Company's equity compensation plans.

                                    NUMBER OF SECURITIES   WEIGHTED-AVERAGE
                                     TO BE ISSUED UPON     EXERCISE PRICE OF   NUMBER OF SECURITIES
                                        EXERCISE OF           OUTSTANDING      REMAINING AVAILABLE
                                        OUTSTANDING            OPTIONS,        FOR FUTURE ISSUANCE
                                     OPTIONS/ WARRANTS       WARRANTS AND          UNDER EQUITY
PLAN CATEGORY                            AND RIGHTS             RIGHTS          COMPENSATION PLANS
-------------                       --------------------   -----------------   --------------------
Equity compensation plans approved
  by security holders.............        6,240,767(1)          $17.69              2,034,068(2)
Equity compensation plans not
  approved by security
  holders(3)......................        5,264,193(4)          $27.83                     --
                                         ----------                                 ---------
  Total...........................       11,504,960                                 2,034,068
                                         ==========                                 =========

---------------

(1) 83,320 of these securities may be issued as either Class A common stock or Class B common stock. The remainder may only be issued as Class A common stock.

(2) Includes shares that may be issued as restricted stock under the Company's 1999 Stock Incentive Plan.

(3) Consists of stock options that the Company granted prior to its initial public offering in November 1999. These options were not issued pursuant to a plan but rather as individual grants made on terms and conditions determined by the Board of Directors at the time of grant.

(4) 526,419 of these securities may be issued as either Class A common stock or Class B common stock. The remainder may only be issued as Class A common stock.

ITEM 13.  CERTAIN TRANSACTIONS

     Loans to Executives. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loans to Executives."

     Consulting Agreement. On October 1, 2002, the Company entered into an Independent Contractor Agreement with Empowerment Ministries ("Contractor") under which Contractor provides the consulting services of Rev. Floyd H. Flake, its employee, for up to three days per month at a monthly fee of $6,000. Rev. Flake is also a director of the Company.

     Retainment of Financial Advisor by H. Christopher Whittle. On February 13, 2003, Mr. Whittle, our Chief Executive Officer and a director of the Company, retained Bear Stearns and Co. ("Bear Stearns") to serve as financial advisor to Mr. Whittle and Mr. Cerf, our President and Chief Operating Officer and a director of the Company, in connection with the going-private transaction. Mr. Cerf's brother is a senior managing director at Bear Stearns. Whether or not the Merger occurs, Shakespeare Acquisition LLC (and not the Company) has agreed to pay Mr. Whittle's reasonable out-of-pocket fees and expenses directly relating to the Merger, including the fees and expenses of Bear Stearns.

     Retainment of Financial Advisor by H. Christopher Whittle. On February 13, 2003, Mr. Whittle, our Chief Executive Officer and a director of the Company, retained Bear Stearns and Co. ("Bear Stearns") to serve as financial advisor to Mr. Whittle and Mr. Cerf, our President and Chief Operating Officer and a director of the Company, in connection with the going-private transaction. Mr. Cerf's brother is a senior managing director at Bear Stearns. Whether or not the Merger occurs, Shakespeare Acquisition LLC (and not the Company) has agreed to pay Mr. Whittle's reasonable out-of-pocket fees and expenses directly relating to the Merger, including the fees and expenses of Bear Stearns.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORMS 8-K

     (a) The following documents are filed as part of this Form 10-K:

          1. Financial Statements. The following consolidated financial statements of Edison Schools Inc. are filed as part of this Form 10-K on the pages indicated:

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   70
Consolidated Balance Sheets as of June 30, 2002 and 2003....   71
Consolidated Statements of Operations for the years ended
  June 30, 2001, 2002 and 2003..............................   72
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 2001, 2002 and 2003..........   73
Consolidated Statements of Cash Flows for the years ended
  June 30, 2001, 2002 and 2003..............................   74
Notes to Consolidated Financial Statements..................   75

          2. Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          3. Exhibits. The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K

          On May 14, 2003, we filed a current report on Form 8-K discussing our financial results for the third quarter ended March 31, 2003, including as an exhibit thereto a press release and financial statement for such quarter.

          On May 15, 2003, we filed a current report on Form 8-K/A explaining that the current report on Form 8-K filed on May 14, 2003 inadvertently omitted the exhibit providing the financial statement for the quarter ended March 31, 2003.

          On July 14, 2003, we filed a current report on Form 8-K disclosing that we had issued a press release dated as of July 13, 2003 announcing that the Company had signed an Agreement and Plan of Merger with Shakespeare Acquisition LLC and its wholly-owned subsidiary. Shakespeare Acquisition Corporation, including as exhibits thereto such press release and the Agreement and Plan of Merger.

          On September 12, 2003, we filed a current report on Form 8-K discussing our financial results for the fiscal year ended June 30, 2003, including as an exhibit thereto a press release with a financial statement for such year.

          On September 15, 2003, we filed a current report on Form 8-K discussing our financial results for the fiscal year ended June 30, 2003, including as an exhibit thereto a transcript of a public conference call for investors and analysts held on September 12, 2003 regarding the Company's financial results for such year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of September, 2003.

                                          EDISON SCHOOLS INC.

                                          By:  /s/ H. CHRISTOPHER WHITTLE
                                            ------------------------------------
                                                   H. Christopher Whittle
                                            Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of September, 2003.

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


       /s/ CHRISTOPHER D. CERF           President and Chief Operating Officer and Director
--------------------------------------
         Christopher D. Cerf


        /s/ CHARLES J. DELANEY           Vice Chairman, Business and Finance, and Director
--------------------------------------
          Charles J. Delaney


         /s/ JOHN B. BALOUSEK                                 Director
--------------------------------------
           John B. Balousek


         /s/ JOAN GANZ COONEY                                 Director
--------------------------------------
           Joan Ganz Cooney


     /s/ REVEREND FLOYD H. FLAKE                              Director
--------------------------------------
       Reverend Floyd H. Flake


        /s/ RONALD F. FORTUNE                                 Director
--------------------------------------
          Ronald F. Fortune


         /s/ EDWARD S. HARRIS                                 Director
--------------------------------------
           Edward S. Harris

              SIGNATURE                                        TITLE
              ---------                                        -----


        /s/ LOWELL W. ROBINSON                                Director
--------------------------------------
          Lowell W. Robinson


        /s/ TIMOTHY P. SHRIVER                                Director
--------------------------------------
          Timothy P. Shriver

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Edison Schools Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Edison Schools Inc. (the "Company") at June 30, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
September 12, 2003, except for the ninth paragraph of Note 8, as to which the date is September 29, 2003.

                              EDISON SCHOOLS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                              -----------------------------
                                                                  2002            2003
                                                              -------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $  40,647,746   $  26,306,832
  Accounts receivable.......................................     68,589,011      88,906,829
  Notes receivable, net.....................................     12,480,667       8,487,832
  Other receivables.........................................      9,551,760       9,198,522
  Property held for sale....................................             --       8,906,766
  Other current assets......................................      8,665,897       7,061,840
                                                              -------------   -------------
     Total current assets...................................    139,935,081     148,868,621
Property and equipment, net.................................    111,105,656      83,023,912
Restricted cash.............................................      6,714,733       8,788,857
Notes receivable, net, less current portion.................     68,411,821      74,307,267
Other receivables, less current portion.....................        231,335       3,550,287
Long-term receivables.......................................     26,460,798      14,370,093
Investment..................................................      1,250,000       1,250,000
Other assets................................................     27,266,647      14,565,581
                                                              -------------   -------------
     Total assets...........................................  $ 381,376,071   $ 348,724,618
                                                              =============   =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $  34,000,000   $  45,186,782
  Current portion of long-term debt.........................     18,363,640      15,629,938
  Accounts payable..........................................     24,686,391      19,318,585
  Accrued compensation, benefits and other expenses.........     50,556,576      40,959,461
                                                              -------------   -------------
     Total current liabilities..............................    127,606,607     121,094,766
Long-term debt, less current portion........................      9,806,955       3,065,847
Stockholders' notes payable.................................      6,604,220       6,604,220
Other liabilities...........................................      2,487,570       3,239,123
                                                              -------------   -------------
     Total liabilities......................................    146,505,352     134,003,956
                                                              -------------   -------------
Minority interest in subsidiary.............................      2,486,499       2,415,939
                                                              -------------   -------------
Commitments and contingencies (Note 16)
Stockholders' Equity:
  Class A common, par value $.01; 150,000,000 shares
     authorized; 52,018,855 shares issued and outstanding at
     June 30, 2002 and 53,196,054 shares issued and
     51,484,154 outstanding at June 30, 2003................        520,189         531,961
  Class B common, par value $.01; 5,000,000 shares
     authorized; 1,805,132 and 1,627,933 shares issued and
     outstanding at June 30, 2002 and 2003, respectively....         18,051          16,279
Treasury stock, 1,711,900 shares of Class A common at
  cost......................................................             --      (2,617,193)
Additional paid-in capital..................................    489,279,231     496,078,388
Unearned stock-based compensation...........................       (823,123)        (61,853)
Accumulated other comprehensive loss........................             --          (5,186)
Accumulated deficit.........................................   (256,610,128)   (281,637,673)
                                                              -------------   -------------
     Total stockholders' equity.............................    232,384,220     212,304,723
                                                              -------------   -------------
     Total liabilities and stockholders' equity.............  $ 381,376,071   $ 348,724,618
                                                              =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                              EDISON SCHOOLS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED JUNE 30,
                                                     ------------------------------------------
                                                         2001           2002           2003
                                                     ------------   ------------   ------------
Net revenue........................................  $350,507,972   $465,058,357   $425,627,639
                                                     ------------   ------------   ------------
Education and operating expenses:
  Direct site expenses:
     Company paid..................................   162,028,426    211,438,141    186,215,652
     Client paid...................................   129,171,906    178,702,235    143,669,316
  Administration, curriculum and development.......    57,850,701     71,230,002     67,808,481
  Impairment charges...............................            --     36,878,442             --
  Loss on disposal of assets.......................     1,149,263      4,783,616      3,083,178
  Depreciation and amortization....................    33,594,738     37,395,770     34,850,181
  Pre-opening expenses.............................     8,641,021      6,152,694      3,752,234
                                                     ------------   ------------   ------------
     Total education and operating expenses........   392,436,055    546,580,900    439,379,042
                                                     ------------   ------------   ------------
Loss from operations...............................   (41,928,083)   (81,522,543)   (13,751,403)
Other income (expense):
  Interest income..................................     9,657,904      9,434,911      8,405,620
  Interest expense.................................    (5,417,357)    (6,200,307)   (19,144,875)
  Equity in loss of unconsolidated entity..........      (291,400)            --             --
  Loss on investment...............................            --     (6,774,742)            --
  Other............................................        70,540         62,475        377,614
                                                     ------------   ------------   ------------
     Total other...................................     4,019,687     (3,477,663)   (10,361,641)
                                                     ------------   ------------   ------------
Loss before provision for state and local taxes....   (37,908,396)   (85,000,206)   (24,113,044)
Provision for state and local taxes................      (603,328)    (1,039,646)      (914,501)
                                                     ------------   ------------   ------------
Net loss...........................................  $(38,511,724)  $(86,039,852)  $(25,027,545)
                                                     ============   ============   ============
Per common share data:
  Basic and diluted net loss per share.............  $      (0.80)  $      (1.61)  $      (0.47)
                                                     ============   ============   ============
  Weighted average shares of common stock
     outstanding used in computing basic and
     diluted net loss per share....................    47,966,741     53,564,244     53,363,501
                                                     ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              EDISON SCHOOLS INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2001, 2002 AND 2003

                                                               COMMON STOCK
                                 ------------------------------------------------------------------------
                                        CLASS A                 CLASS B                  TREASURY
                                 ---------------------   ---------------------   ------------------------     ADDITIONAL
                                   SHARES      AMOUNT      SHARES      AMOUNT      SHARES       AMOUNT      PAID-IN CAPITAL
                                 ----------   --------   ----------   --------   ----------   -----------   ---------------
Balances, June 30, 2000........  39,558,746   $395,588    3,448,004   $ 34,480           --            --    $307,601,492
Issuance of stock warrants.....                                                                                   582,722
Issuance of Class A common
 stock in secondary
 offerings.....................   6,881,026     68,810                                                        151,661,865
Stock warrants exercised.......     842,426      8,425          242          2                                  5,083,787
Stock options exercised........     951,687      9,516                                                          5,033,677
Conversion of Class B to Class
 A common stock................   1,015,120     10,151   (1,015,120)   (10,151)
Deferred compensation related
 to stock options..............                                                                                 1,097,778
Stock-based compensation.......
Variable stock-based
 compensation credit...........                                                                                  (253,751)
Net loss for the year ended
 June 30, 2001.................
                                 ----------   --------   ----------   --------   ----------   -----------    ------------
Balances, June 30, 2001........  49,249,005    492,490    2,433,126     24,331           --            --     470,807,570
Business acquisition...........   1,360,954     13,610                                                         31,296,743
Adjustment of secondary
 offerings cost................                                                                                   261,167
Stock warrants exercised.......     563,455      5,634                                                            431,436
Stock options exercised........     217,447      2,175                                                          1,434,108
Conversion of Class B to Class
 A common stock................     627,994      6,280     (627,994)    (6,280)
Reduction in deferred
 compensation related to stock
 options, net..................                                                                                  (567,788)
Stock-based compensation.......
Variable stock-based
 compensation credit...........          --         --           --         --                                (14,384,005)
Net loss for the year ended
 June 30, 2002.................                                                                                        --
                                 ----------   --------   ----------   --------   ----------   -----------    ------------
Balances, June 30, 2002........  52,018,855    520,189    1,805,132     18,051           --            --     489,279,231
Warrants issued with
 indebtedness..................                                                                                 6,556,786
Issuance of Class A common
 stock -- non-cash.............   1,000,000     10,000                                                            532,500
Conversion of Class B to Class
 A common stock................     177,199      1,772     (177,199)    (1,772)
Reduction in deferred
 compensation related to stock
 options, net..................                                                                                  (488,796)
Stock-based compensation.......
Adjustment of secondary
 offerings cost................                                                                                   198,667
Purchase of treasury stock at
 cost..........................                                                  (1,711,900)  $(2,617,193)
Components of comprehensive
 loss:
 Foreign exchange translation
   loss........................
 Net loss for the year ended
   June 30, 2003...............
   Total comprehensive loss....
                                 ----------   --------   ----------   --------   ----------   -----------    ------------
Balances, June 30, 2003........  53,196,054   $531,961    1,627,933   $ 16,279   (1,711,900)  $(2,617,193)   $496,078,388
                                 ==========   ========   ==========   ========   ==========   ===========    ============


                                                 ACCUMULATED
                                   UNEARNED         OTHER
                                 STOCK-BASED    COMPREHENSIVE    ACCUMULATED
                                 COMPENSATION       LOSS           DEFICIT         TOTAL
                                 ------------   -------------   -------------   ------------
Balances, June 30, 2000........  $(3,160,004)           --      $(132,058,552)  $172,813,004
Issuance of stock warrants.....                                                      582,722
Issuance of Class A common
 stock in secondary
 offerings.....................                                                  151,730,675
Stock warrants exercised.......                                                    5,092,214
Stock options exercised........                                                    5,043,193
Conversion of Class B to Class
 A common stock................                                                           --
Deferred compensation related
 to stock options..............   (1,097,778)
Stock-based compensation.......    1,871,104                                       1,871,104
Variable stock-based
 compensation credit...........                                                     (253,751)
Net loss for the year ended
 June 30, 2001.................                                   (38,511,724)   (38,511,724)
                                 -----------       -------      -------------   ------------
Balances, June 30, 2001........   (2,386,678)           --       (170,570,276)   298,367,437
Business acquisition...........                                                   31,310,353
Adjustment of secondary
 offerings cost................                                                      261,167
Stock warrants exercised.......                                                      437,070
Stock options exercised........                                                    1,436,283
Conversion of Class B to Class
 A common stock................                                                           --
Reduction in deferred
 compensation related to stock
 options, net..................      567,788                                              --
Stock-based compensation.......      995,767                                         995,767
Variable stock-based
 compensation credit...........                                                  (14,384,005)
Net loss for the year ended
 June 30, 2002.................           --                      (86,039,852)   (86,039,852)
                                 -----------       -------      -------------   ------------
Balances, June 30, 2002........     (823,123)           --       (256,610,128)   232,384,220
Warrants issued with
 indebtedness..................                                                    6,556,786
Issuance of Class A common
 stock -- non-cash.............     (542,500)                                             --
Conversion of Class B to Class
 A common stock................                                                           --
Reduction in deferred
 compensation related to stock
 options, net..................      488,796                                              --
Stock-based compensation.......      814,974                                         814,974
Adjustment of secondary
 offerings cost................                                                      198,667
Purchase of treasury stock at
 cost..........................                                                   (2,617,193)
Components of comprehensive
 loss:
 Foreign exchange translation
   loss........................                     (5,186)                           (5,186)
 Net loss for the year ended
   June 30, 2003...............                                   (25,027,545)   (25,027,545)
                                                                                ------------
   Total comprehensive loss....                                                  (25,032,731)
                                 -----------       -------      -------------   ------------
Balances, June 30, 2003........  $   (61,853)       (5,186)     $(281,637,673)  $212,304,723
                                 ===========       =======      =============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              EDISON SCHOOLS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED JUNE 30,
                                                              ------------------------------------------
                                                                  2001           2002           2003
                                                              ------------   ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(38,511,724)  $(86,039,852)  $(25,027,545)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................    31,561,703     37,291,909     34,706,328
    Amortization of deferred contract and charter costs.....     2,793,035      2,653,022      3,066,647
    Amortization of original issue discount on notes
      receivable............................................    (2,015,164)      (109,245)      (149,788)
    Amortization of debt issuance costs and original issue
      discount on indebtedness..............................            --             --     10,700,646
    Write-off of accounts receivable........................       769,643             --             --
    Write-off of other assets...............................            --             --        154,488
    Stock-based compensation................................     1,617,353    (13,337,960)       814,974
    Write-off of notes receivable...........................            --      4,079,108             --
    Provision for notes receivable..........................            --      5,542,192        125,749
    Provision for fixed asset write-off.....................      (154,115)            --        (52,416)
    Curriculum and equipment write-off......................     4,187,079        623,040        456,785
    Loss on disposal of assets..............................     1,149,263      4,783,616      3,083,178
    Interest on notes receivable............................      (418,129)    (1,872,539)       384,684
    Equity loss and write-down of investment in
      unconsolidated entity.................................       291,400      6,774,742             --
    Impairment charges......................................            --     36,878,441             --
    Minority interest in net loss of subsidiary.............       (70,540)       (62,475)       (70,560)
    Changes in operating assets and liabilities:
      Accounts and other receivables........................   (38,001,934)   (29,692,923)    (7,139,849)
      Other current assets..................................       340,852     (2,315,611)     3,431,886
      Accounts payable and accrued expenses.................     9,500,208      9,436,232    (17,832,243)
      Other liabilities.....................................       251,462      1,662,078        751,553
                                                              ------------   ------------   ------------
      Cash (used in) provided by operating activities.......   (26,709,608)   (23,706,225)     7,404,517
                                                              ------------   ------------   ------------
Cash flows from investing activities:
  Additions to property and equipment.......................   (46,950,918)   (17,123,302)   (12,705,352)
  Proceeds from disposition of property and equipment,
    net.....................................................    10,700,785        446,254      2,479,695
  Proceeds from notes receivable and advances due from
    charter schools.........................................    14,840,866     15,037,975      8,202,676
  Notes receivable and advances due from charter schools....   (46,355,359)   (41,943,392)    (9,743,961)
  Business acquisition, net.................................    (3,035,000)       149,257             --
  Other assets..............................................    (6,609,939)    (4,631,167)       (75,227)
                                                              ------------   ------------   ------------
      Cash used in investing activities.....................   (77,409,565)   (48,064,375)   (11,842,169)
                                                              ------------   ------------   ------------
Cash flows from financing activities:
  Increase in net borrowings under lines of credit and term
    loan, including warrant issuance........................            --     34,000,000     22,509,814
  Proceeds from issuance of stock and warrants..............   173,011,926      1,823,073             --
  Costs in connection with equity financing.................   (11,145,844)            --             --
  Costs in connection with debt financing...................            --     (1,301,666)    (7,534,207)
  Cash from minority investee...............................       550,000      2,069,514             --
  Proceeds from notes payable...............................     8,898,445             --             --
  Payments on notes payable and capital leases..............   (18,507,760)   (21,032,184)   (20,187,552)
  Purchase of treasury stock................................            --             --     (2,617,193)
  (Increase) decrease in restricted cash....................    (5,136,327)       664,138     (2,074,124)
                                                              ------------   ------------   ------------
      Cash provided by (used in) financing activities.......   147,670,440     16,222,875     (9,903,262)
                                                              ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents............    43,551,267    (55,547,725)   (14,340,914)
Cash and cash equivalents at beginning of period............    52,644,204     96,195,471     40,647,746
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of period..................  $ 96,195,471   $ 40,647,746   $ 26,306,832
                                                              ============   ============   ============
Supplemental disclosure of cash flow information:
  Cash paid during the periods for:
    Interest................................................  $  5,545,060   $  5,935,825   $  8,022,529
    State and local taxes...................................  $    730,611   $    779,847   $    810,185
Supplemental disclosure of non-cash investing and financing
  activities:
  Obligations assumed in connection with new contracts......  $  2,694,293   $  6,500,000             --
  Property and equipment acquired under capitalized lease
    obligations.............................................  $ 18,853,332   $ 10,252,417   $  2,110,790
  Additions to property and equipment included in accounts
    payable.................................................  $  2,543,497   $  5,788,352   $  1,305,436

  The accompanying notes are an integral part of these consolidated financial statements.

                              EDISON SCHOOLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30 2001, 2002 AND 2003

1.  DESCRIPTION OF BUSINESS

     Edison Schools Inc. (the "Company") (formerly known as The Edison Project Inc. and Subsidiaries) manages elementary and secondary public schools under contracts with school districts and charter school boards located in 22 states and Washington, D.C. The Company opened its first four schools in the fall of 1995, and, for the year ended June 30, 2003, the Company operated 149 schools with approximately 80,000 students.

     The Company provides the education program, recruits and manages personnel, and maintains and operates the facilities at each managed school. The Company also assists charter schools in obtaining facilities and the related financings. Additionally, the Company has begun to diversify into related business areas such as consultative services, summer and after-school programs and tutoring.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, including Edison Receivables Company LLC ("Edison Receivables"), established in fiscal 2002, its 54.3% interest in Alliance Edison LLC, and Edison Schools Ltd. ("Edison UK"), established in fiscal 2003, after the elimination of intercompany transactions.

  LIQUIDITY AND RISK

     Historically, the Company has had negative cash flows from operations. For the year ended June 30, 2003, the Company generated $6.8 million in cash from operations. Since inception, the cash needs of the business have been financed through a combination of debt and equity financing.

     The Company expects cash on-hand, borrowings under existing financing arrangements and cash flows from operations to generate sufficient liquidity to meet all of the Company's cash flow requirements through fiscal 2004. The Company's $55.0 million revolving credit facility became due on July 15, 2003 and was extended to November 15, 2003 in order to bridge this existing facility to the closing of the Company's going private transaction, which is further discussed in Note 19. Management believes that should the Company need to, it would be able to obtain an asset based revolving credit facility to meet the Company's borrowing needs in fiscal 2004 for the following primary reasons: (1) the Company has sufficient collateral, including accounts receivable, notes receivable from charter boards, and owned real estate, to more than adequately support an asset based revolving credit facility sufficient to meet its borrowing needs in fiscal 2004 and (2) the Company's fiscal 2004 operating plan reflects growth in earnings before interest, taxes, depreciation and amortization from its fiscal 2003 level of $21.5 million. On September 29, 2003, the Company paid the remaining balance outstanding under the School Services Facility of $8.9 million.

     While the above represents the Company's base case liquidity assessment, the Company is in the process of other business transactions which would not adversely affect the base case assessment. In this connection, the Company is working with one of its charter board clients to refinance certain indebtedness of the charter board incurred for purposes of school facility construction and renovation. The Company will receive cash of approximately $17.0 million in repayment of the Company's notes receivable from this charter board as a result of this refinancing which is expected to close in October 2003. Approximately $5.6 million of such proceeds are required to be applied to reduce borrowings outstanding under the Company's revolving credit and term loan facility with School Services Inc., which would result in a remaining balance due under this facility of approximately $3.3 million.

                              EDISON SCHOOLS INC.

     As discussed further in note 19, the Company is involved in a going private transaction, which is subject to shareholder approval. As a part of the going private transaction, an affiliate of Liberty Partners, the private equity investment entity that will finance the transaction, has committed to provide a debt facility up to $70.0 million to replace the Company's existing credit facilities. This commitment is also intended to provide financing for future growth.

     As discussed further in note 19, the Company is involved in a going private transaction, which is subject to shareholder approval. As a part of the going private transaction, an affiliate of Liberty Partners, the private equity investment entity that will finance the transaction, has committed to provide a debt facility up to $70.0 million to replace the Company's existing credit facilities. This commitment is also intended to provide financing for future growth.

  CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, time deposits, highly liquid debt securities and money market accounts, generally all with original maturities of three months or less. The Company maintains funds in accounts in excess of federally insured limits; however, management believes that it minimizes risk by maintaining deposits in high-quality financial institutions.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Routine maintenance and repairs are expensed as incurred. The cost of major additions, replacements, and improvements are capitalized. Gains and losses from sales or retirements of property and equipment are included in results for the period. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets (30 years for buildings, the remaining lease term or useful life, whichever is shorter, for leasehold improvements and three to five years for all other items).

     From time to time, the Company purchases or renovates existing buildings to ready them for charter school use. It is the Company's intention to recapture purchase or renovation costs through sale to a third party or through the sale or lease of the building to the charter school board. Buildings or renovations completed and ready for charter school use are depreciated on a straight-line basis over the estimated useful life of the building.

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

  RESTRICTED CASH

     Restricted cash consists of cash held in escrow in compliance with certain debt agreements, credit issued for the benefit of certain technology suppliers, collateral for certain insurance policies, amounts for guarantee of contract performance in certain states and certain amounts restricted for use in the start-up of future Edison schools. The Company classifies restricted cash balances as current and non-current based on terms of related agreements that govern the use of the restricted cash. Restricted cash balances classified as current are included in other current assets in the consolidated balance sheets.

                              EDISON SCHOOLS INC.

  REVENUE RECOGNITION

     Revenues are principally earned from contractual agreements to manage and operate district and charter schools. The Company also earns revenue from summer school and after-school program fees and other supplemental educational services. The Company recognizes revenue for each managed school over the period services are performed, pro rata over the typical school year, 11 months from August through June, in accordance with Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements."

     Most of the Company's management agreements provide that it earns a fee based upon the number of children who attend the schools it manages, and therefore the Company only earns revenue to the extent students attend the schools. In most instances, there is a "base" fee per pupil and several "categorical" fee components paid only for students in certain categories (e.g., low-income, English as a second language, etc.). In some charter schools, the Company's fee has a fixed component and a variable component. Even in contracts with a fixed-fee component, the Company has generally agreed to forego or reduce its fee if there is a budget shortfall at the charter school.

     The Company is generally responsible to its clients for all aspects of the management of its schools, including but not limited to the academic achievement of the students; selection, training and compensation of school personnel; procurement of curriculum and equipment necessary for operations of the school; and the safe operation of the school facilities. The Company follows the guidance of Emerging Issues Task Force ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" and EITF 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" regarding classification of revenues. Specifically, the Company recognizes revenues net of expenses that the Company is not primarily obligated to pay.

     The Company often purchases certain essential services, such as transportation, from third parties and/or from our clients. In addition, teachers in schools generally remain employees of our clients and are often paid through the clients' payroll systems. Where such arrangements exist, the client deducts the amounts it has expended for staff salaries and/or purchased services from the amount owed to the Company when remitting payment. These amounts are disclosed as "Direct Site Expenses -- Client paid" on the Company's Consolidated Statements of Operations where the Company is deemed to be the primary obligor with respect to such services.

     The Company recognizes per-pupil funding from local, state and federal sources, including Title I and special education funding. Significant management estimates and assumptions are required to determine these funding levels, particularly in interim periods. On a quarterly basis, the Company records adjustments to revenue, if necessary, for enrollment fluctuations, changes to per-pupil funding estimates, and changes to estimates for federal and state categorical grant funding. Anticipated losses on contracts are charged to operations when identified.

  PRE-OPENING COSTS

     The Company expenses pre-opening costs, which consist of training, personnel and other costs, that are incurred prior to the fiscal year in which operations commence at new school sites.

  NOTES RECEIVABLE

     Notes receivable are recorded at face value, less an original issue discount if the note has a less than fair value stated rate of interest. The original issue discount is calculated using the difference between the stated rate and the Company's rate of interest associated with the cost of funds for the period in which the note is issued. It is management's policy to recognize any note as uncollectible when, based on its assessment of events and circumstances, the collection of the note is not reasonably assured. If it is probable that the Company will not collect all amounts due according to the contractual terms of the note, the Company

                              EDISON SCHOOLS INC.

provides an allowance for the loan using the methodology under Statement of Financial Accounting Standards ("FAS") 114 "Accounting by Creditors for Impairment of a Loan." An allowance is established when the estimated discounted cash flows of the loan are lower than the carrying value of that loan. Interest income is generally recognized on an accrual basis. The Company evaluates loans for which an allowance for loss has been established and recognizes interest income to the extent principal and/or interest payments are not past due in excess of 90 days. Otherwise, interest income is recorded when received.

  DEFERRED CHARTER COSTS

     Deferred charter costs arise when the Company provides cash to certain charter schools, which issue non-interest bearing notes to the Company in return. In these situations, the Company discounts the non-interest bearing notes and records the corresponding discount as deferred charter costs. These costs represent the accounting recognition given to the Company's right to operate the charter school. Deferred charter costs are included in other assets and are amortized on a straight-line basis over the life of the related contract.

     Net deferred charter costs were $411,018 and $256,517 and accumulated amortization was $4,188,774 and $4,332,626 as of June 30, 2002 and 2003,
respectively.

  STOCK-BASED COMPENSATION

     For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") 25 "Accounting for Stock Issued to Employees." In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company's stock, as of the grant date, is not greater than the amount an employee must pay to acquire the stock as defined. To the extent that stock options are granted to employees with variable terms or if the fair value of the Company's stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize compensation expense. In addition, the Company discloses the effect of such stock-based compensation in accordance with FAS 148 "Accounting For Stock-Based Compensation -- Transition And Disclosure -- An Amendment of FAS 123." (See Note 13.)

  ADVERTISING EXPENSES

     Advertising costs consist primarily of print media and brochures and are expensed when the related advertising occurs. Advertising expense for the years ended June 30, 2001, 2002, and 2003 amounted to approximately $1.8 million, $862,000 and $933,000 respectively.

  INCOME TAXES

     Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities, net of any valuation allowance.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's notes receivable, in the aggregate,

                              EDISON SCHOOLS INC.

capital leases and other equipment financing obligations approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available for similar financial instruments at June 30, 2003.

  NET LOSS PER SHARE

     In accordance with FAS 128 "Earnings per Share," basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares, such as stock options and warrants, have been excluded from the computation, as their effect is antidilutive for all periods presented.

     The calculation of basic and fully diluted net loss per share for the year ended June 30, 2001 is as follows:

Net loss....................................................  $(38,511,724)
                                                              ============
Class A common stock outstanding at beginning of period.....    39,558,746
Class B common stock outstanding at beginning of period.....     3,448,004
Add:
  Issuance of Class A common stock (on a weighted average
     basis).................................................     5,974,982
  Conversion of Class B common stock (on a weighted average
     basis).................................................    (1,014,991)
                                                              ------------
Weighted average number of shares outstanding used in
  computing basic and diluted net loss per share............    47,966,741
                                                              ============
  Basic and diluted net loss per share......................  $      (0.80)
                                                              ============

     The calculation of basic and fully diluted net loss per share for the year ended June 30, 2002 is as follows:

Net loss....................................................  $(86,039,852)
                                                              ============
Class A common stock outstanding at beginning of period.....    49,249,005
Class B common stock outstanding at beginning of period.....     2,433,126
Add:
  Issuance of Class A common stock (on a weighted average
     basis).................................................     2,510,107
  Conversion of Class B common stock (on a weighted average
     basis).................................................      (627,994)
                                                              ------------
Weighted average number of shares outstanding used in
  computing basic and diluted net loss per share............    53,564,244
                                                              ============
  Basic and diluted net loss per share......................  $      (1.61)
                                                              ============

                              EDISON SCHOOLS INC.

     The calculation of basic and fully diluted net loss per share for the year ended June 30, 2003 is as follows:

Net loss....................................................  $(25,027,545)
                                                              ============
Class A common stock outstanding at beginning of period.....    52,018,855
Class B common stock outstanding at beginning of period.....     1,805,132
Add:
  Issuance of Class A common stock (on a weighted average
     basis).................................................       602,405
  Conversion of Class B common stock (on a weighted average
     basis).................................................      (177,199)
Less:
  Treasury stock acquired (on a weighted average basis).....      (885,692)
                                                              ------------
Weighted average number of shares outstanding used in
  computing basic and diluted net loss per share............    53,363,501
                                                              ============
  Basic and diluted net loss per share......................  $      (0.47)
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

  SEGMENTS

     Management evaluates its operating performance as a single segment. The Company's Chief Operating Officer reviews school performance based on a comprehensive, whole school approach. Real estate, after-school programs, summer school programs, food services and various other activities represent in total less than 10% of net revenue and are not evaluated on an individual basis.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the accounting for, and disclosure of, the issuance of certain types of guarantees, including the requirement that a liability be recorded in the guarantor's balance sheet at the fair value of the guarantee upon issuance or substantial modification. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not issued or modified any guarantees affected by FIN 45.

     In December 2002, the FASB issued FAS 148, as described above. FAS 148 does not change the provisions of FAS 123 that permit the Company to continue to apply the intrinsic value method of APB 25. Under FAS 148, companies that choose to adopt the accounting provisions of FAS 123 may choose from three transition methods: the prospective method, modified prospective method and retroactive restatement method. The Company continues to account for stock compensation under APB 25, and therefore under FAS 148 is required to disclose the net income and earnings per share (basic and diluted), the compensation expense net of tax included in net income, compensation that would have been included in net income had the company

                              EDISON SCHOOLS INC.

adopted FAS 123 for all awards granted, modified or settled since December 14, 1994 and pro forma net income and earnings per share beginning with the quarter ended March 31, 2003.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is in the process of evaluating the impact FIN 46 will have on its financial statements.

     In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted FAS 150 on June 1, 2003. The Company currently does not have financial instruments with a characteristic of both debt and equity. Therefore, the adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

  RECLASSIFICATION

     Certain reclassifications have been made to the 2001 and 2002 financial statements to conform to the current year presentation.

3.  NOTES RECEIVABLE

     The Company provides financing in the form of interest and non-interest bearing loans and advances to charter school boards to assist in the purchase or renovation of charter school facilities. Certain of the loans are evidenced by notes and other advances which are made in concert with a management contract or without fixed repayment terms. In order for the notes to be repaid, the Company generally assists charter school boards in obtaining third-party lender financing. Often third-party financing requires the Company to guarantee loans on behalf of these charter schools. A default by any charter school under a credit facility that is guaranteed by the Company may result in a claim against the Company for the full amount of the borrowings. (See Note 16.)

     Of the approximately $82.8 million in notes receivable, net at June 30, 2003, approximately $70.5 million was collateralized, of which $7.5 million was subordinated to other senior debt. The remaining balance of $12.3 million was uncollateralized, of which $860,265 was subordinated to other senior debt. Although the Company intends to assist the charter boards in the refinancing of these notes, should the Company be required to foreclose on the collateral to these notes, it might not be able to liquidate such collateral for proceeds sufficient to cover the notes.

     In the fourth quarter of fiscal 2002, the Company wrote down a note receivable of approximately $4.0 million related to a discontinued new school project. Additionally, as a result of the difficult credit environment affecting the Company's ability to arrange third-party lender financing, the credit risk of specific charter school notes and management's intention to accelerate the refinancing of individual notes with third-

                              EDISON SCHOOLS INC.

party lenders, the Company determined that it will not collect all of the amounts due pursuant to the contractual terms of notes and established an allowance for loan losses of approximately $5.5 million. This charge is included in administration, curriculum and development expense in the consolidated statements of operations. At June 30, 2003, the allowance for loan losses was approximately $5.7 million. The allowance for loan losses applies to notes receivable with an outstanding balance of $54.6 million and $65.0 million at June 30, 2002 and 2003, respectively. The average balance of these loans during fiscal 2003 was $65.7 million. Interest income recognized on such loans amounted to $5.8 million in fiscal 2003. Substantially, all of such interest income was received in cash. During fiscal 2003, the activity in the allowance for loan losses consisted of $125,749 charged to operations, direct write-downs on $2,012,987 and recoveries of $1,887,238. As of June 30, 2003 the Company had $14,020,922 of loans for which interest income is not being recognized unless received in cash.

     Notes receivable consist of the following:

                                                                     JUNE 30,
                                                            --------------------------
                                                                2002          2003
                                                            ------------   -----------
Notes receivable from charter schools.....................  $ 86,434,680   $88,463,040
Allowance for loan losses.................................    (5,542,192)   (5,667,941)
                                                            ------------   -----------
Total notes receivable, net...............................    80,892,488    82,795,099
Less, current portion*....................................   (12,480,667)   (8,487,832)
                                                            ------------   -----------
Total notes receivable, non-current.......................  $ 68,411,821   $74,307,267
                                                            ============   ===========

---------------

* Includes $1,180,394 and $413,184 of the allowance for loan losses in fiscal 2002 and 2003, respectively.

     Notes receivable due from charter schools include interest-bearing notes at interest rates ranging from 7% to 10.5% per annum. Management believes that the stated rates reflect the fair market rates for these notes. The notes amounted to $77,470,044 and $74,309,307 at June 30, 2002 and 2003, respectively, and mature at various dates through the year 2021.

     Notes receivable from charter schools also include discounted and non-interest bearing notes with an aggregate face value, of $9,371,773 and $8,870,005 at June 30, 2002 and 2003, respectively, less unamortized imputed discount of $407,137 and $246,701 at June 30, 2002 and 2003, respectively. Interest imputed on these notes ranges from 8% to 10% per annum. This imputed rate is management's estimate of the fair market interest rate for these loans based on the Company's estimated borrowing rate at the time of the loan, which ranged from approximately 8% to 10%, and management's assessment of the incremental risk associated with these loans.

                              EDISON SCHOOLS INC.

     Aggregate maturities of notes receivable are as follows:

For the fiscal year ending June 30,
  2004......................................................  $ 8,902,744
  2005......................................................   25,562,461
  2006......................................................   20,024,725
  2007......................................................    5,818,114
  2008......................................................           --
  Thereafter................................................   28,401,697
                                                              -----------
                                                               88,709,741
Less: amount representing discount..........................     (246,701)
Less: allowance.............................................   (5,667,941)
                                                              -----------
Total notes receivable, net.................................  $82,795,099
                                                              ===========

     Subsequent to June 30, 2003, the Company is in the process of assuming two facilities in full satisfaction of outstanding loans to one former and one current charter board client totaling approximately $14.9 million. Both facilities will continue to be used by the existing charter schools, which have entered into lease arrangements with the Company. The Company believes, based on recent appraisals, that the value of the buildings is adequate to cover the carrying value of the notes.

     The Company expects to make additional loans of approximately $2.2 million for commitments to charter board clients during fiscal 2004.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                    JUNE 30,
                                                          ----------------------------
                                                              2002           2003
                                                          ------------   -------------
Land and buildings......................................  $  7,904,494   $   7,904,494
Leasehold improvements..................................    34,167,385      33,072,213
Furniture, fixtures and equipment.......................    99,290,597      93,987,420
Software license........................................    11,694,133      11,819,468
Educational software and textbooks......................    39,011,470      37,494,791
                                                          ------------   -------------
                                                           192,068,079     184,278,386
Accumulated depreciation and amortization...............   (80,962,423)   (101,254,474)
                                                          ------------   -------------
  Total property and equipment, net.....................  $111,105,656   $  83,023,912
                                                          ============   =============

     Depreciation expense amounted to $31,367,287, $35,691,452 and $33,396,532 for the years ended June 30, 2001, 2002 and 2003 respectively. Capitalized interest of $521,593 was recorded for the year ended June 30, 2001 in connection with the development of the Company's computer system. The Company wrote off equipment of approximately $623,000 and $457,000 during the years ended June 30, 2002 and 2003, respectively. These amounts are included in administration, curriculum and development expense in the consolidated statements of operations.

     Assets under capital leases as of June 30, 2002 and 2003 totaled $29,912,579 and $30,286,586, respectively, and related accumulated amortization totaled $9,855,563 and $14,849,391, respectively. At

                              EDISON SCHOOLS INC.

June 30, 2002 and 2003, $29,390,639 and $29,744,788 of assets under capital leases are included in furniture, fixtures, and equipment with the remaining balances included in leasehold improvements, respectively.

     The Company disposed of leasehold improvements, furniture, fixtures and equipment and curriculum with a net book value of approximately $5,855,000 and $4,372,000 resulting in a loss of approximately $4,784,000 and $2,357,000 during the years ended June 30, 2002 and 2003, respectively.

     In May 2001, two charter schools in Detroit, Michigan issued tax-exempt bonds and used a portion of the proceeds to settle outstanding obligations due the Company. The Company received from one school approximately $9,600,000 which is included in proceeds from disposition of property and equipment in the statement of cash flows for the year ended June 30, 2001. Additionally, the Company received from the second school approximately $4,300,000 for notes receivable.

     In June 2003, the Company entered into a contract to buy a facility in Missouri for approximately $2.0 million to be used as a school.

5.  PROPERTY HELD FOR SALE

     During fiscal 2001, the Company purchased property in New York, New York for $10 million and entered into an agreement with the Museum for African Art to develop the property for a mixed use project consisting of a new corporate headquarters, a charter school and a facility to house the Museum. In the fourth quarter of fiscal 2002, the Company discontinued the project in New York and recognized an impairment charge of approximately $3.6 million to reduce the value of the property to its appraised value. In June 2003, the Company entered into a contract to sell the New York property for approximately $9.0 million, resulting in a loss of $726,000, which is included in loss on disposal of assets in fiscal 2003. In August 2003, the sale of the property closed.

     Additionally, in fiscal 2002 the Company purchased land in Miami, Florida for approximately $1.0 million dollars for a new school development project that was subsequently discontinued. In August 2003, the Company entered into a contract to sell the Miami land for $1.1 million.

     As of June 30, 2002 and 2003, other long-term assets included approximately $10.6 million and $1.2 million of purchased land held for sale, respectively.

6.  BUSINESS COMBINATIONS

     Effective July 1, 2001, the Company acquired the 65% equity interest of Ksixteen, LLC that it did not own for approximately $130,000 in cash, giving it 100% ownership and enhanced operational efficiencies. The acquisition was accounted for under the purchase method. The purchase price exceeded the fair value of the net assets acquired by approximately $806,000, which was recorded as goodwill and subsequently written off as of June 30, 2002.

     Effective July 3, 2001, the Company acquired 100% of the outstanding shares of LearnNow, Inc. as a means to enhance its growth prospects. LearnNow was a privately-held school management company that operated seven charter schools serving approximately 2,000 students. During the third quarter of fiscal 2002, the Company finalized its determination of the purchase price and the allocation thereof. The acquisition was accounted for under the purchase method and included a cash payment of $3.0 million in fiscal 2001 and approximately $31.3 million in Company Class A common stock (approximately 1.3 million shares). In connection with the acquisition, the Company assumed liabilities of $3.6 million (primarily accounts payable, accrued personnel costs and other accrued expenses) and acquired tangible assets of $1.7 million (primarily restricted cash, accounts receivable, notes receivable, fixed assets and other assets). The allocation of the purchase price resulted in recorded intangibles of approximately $36.2 million. Of this amount, LearnNow

                              EDISON SCHOOLS INC.

contracts of approximately $4.5 million were classified as an intangible asset separate from goodwill to be amortized over 15 years on a straight-line basis. The remaining balance was classified as goodwill.

                              EDISON SCHOOLS INC.

     Following the acquisition, the LearnNow schools were incorporated into the Company's school operating model and ceased to exist as a separate business unit. Accordingly, in assessing goodwill for impairment, the Company determined that the value of the common stock issued in the acquisition would be used as a measure of impairment. Based on the significant decline in the Company's stock price, goodwill was deemed to be fully impaired in the fourth quarter of 2002 resulting in a charge to operations of approximately $32.5 million. Additionally, approximately $0.8 million of the original $4.5 million intangible asset was deemed impaired as a result of certain terminated contracts and also charged to operations in the fourth quarter of fiscal 2002. Both charges are included in impairment charges in the consolidated statements of operations for fiscal 2002.

     The carrying amount of the intangible asset was $3,447,076 and $2,400,253, net of accumulated amortization of $298,333 and $1,345,156 as of June 30, 2002 and 2003, respectively. The remaining intangible asset is being amortized over the next eight years. As a result of an early contract termination in fiscal 2003 the unamortized balance of the intangible asset related to the terminated contract was fully amortized, resulting in additional amortization expense of $663,814. The unamortized balance of the intangible asset at June 30, 2003 will be amortized over the next eight years at $300,032 per year.

7.  ACCRUED COMPENSATION, BENEFITS AND OTHER EXPENSES

     Accrued compensation, benefits and other expenses consist of the following:

                                                                     JUNE 30,
                                                             -------------------------
                                                                2002          2003
                                                             -----------   -----------
Compensation and related benefits..........................  $34,502,426   $30,837,464
Taxes other than income....................................    2,002,577     1,287,554
Philanthropy contribution..................................    6,500,000     2,625,000
Other......................................................    7,551,573     6,209,443
                                                             -----------   -----------
  Total accrued compensation, benefits and other
     expenses..............................................  $50,556,576   $40,959,461
                                                             ===========   ===========

8.  FINANCING

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

     In November 2001, Edison Receivables entered into a $35.0 million revolving credit facility with Merrill Lynch Mortgage Capital Inc. ("MLMCI") (the "MLMCI Facility") collateralized by certain accounts receivable purchased from or contributed by the Company. Borrowings are limited to specified percentages of eligible accounts receivable, as defined. The MLMCI Facility originally had a term of one year, with interest determined on a Eurodollar or prime rate basis at the Company's option and a commitment fee of .50% per annum on the unused portion of the commitment.

     On July 31, 2002, the MLMCI Facility was amended to add School Services LLC ("School Services") as an additional lender and MLMCI as agent of the lenders, increase the line to $55.0 million, and extend the term of the agreement and the line of credit provided thereunder to June 30, 2003. The MLMCI Facility was subsequently extended to July 15, 2003. As of June 30, 2003, $38.8 million was outstanding under this line of

                              EDISON SCHOOLS INC.

credit bearing interest at LIBOR plus 7.0% and was collateralized by receivables of approximately $74.5 million that were sold in a true sale to Edison Receivables by the Company. LIBOR was 2.28% and 1.19% at June 30, 2002 and 2003, respectively. As of June 30, 2003, $2.6 million was undrawn and available against this facility. The agreement requires the Company to observe certain financial covenants and restrictions including a minimum consolidated tangible net worth and a maximum consolidated debt to equity ratio.

     In addition, the Company separately entered into a credit and security agreement, dated as of July 31, 2002, with School Services (the "School Services Facility"), pursuant to which the Company had the right to borrow up to $20.0 million, at an interest rate of 12% per annum, net of certain fees and costs which the Company paid School Services and its affiliates. The agreement provided for a $10 million term loan collateralized by certain real property owned by the Company, and a $10 million revolving line of credit collateralized by notes receivable from charter schools and other debtors of the Company. Such borrowings are also collaterized by substantially all the other assets of the Company. The School Services Facility matures on June 30, 2004 but has prepayment obligations tied to refinancings of the notes receivable from charter schools and such other debtors and to any sale or transfer of the real property. It also requires the Company to meet certain financial covenants including a minimum consolidated tangible net worth, a maximum consolidated debt to equity ratio and a minimum requirement for EBITDA (as defined in the agreement).

     In connection with the amendment of the MLMCI Facility and establishment of the School Services Facility, the Company also issued warrants for the purchase of up to 10,710,973 shares of Class A common stock of the Company, which at such time equaled 16.6% of the total outstanding shares of common stock of the Company, including the shares issuable upon exercise of the warrants. The warrants have an exercise price of $1.00 per share and are exercisable at any time following their issuance and prior to July 31, 2007. The value of the warrants on the date of issuance, determined using the Black Scholes model, amounted to approximately $6.6 million. This amount has been credited to additional paid-in capital and deducted and reflected as a discount in the related indebtedness. The discount will be amortized over the respective terms of the related financing agreements, under the interest method.

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

     On July 15, 2003, Edison Receivables signed an agreement extending the MLMCI Facility until November 15, 2003. Additionally, the amendment lowered the minimum consolidated tangible net worth covenant for June 30 and September 30, 2003.

     In December 2002, a note receivable in the amount of $7.5 million was refinanced, with the Company receiving approximately $5.3 million and maintaining a $2.2 million subordinated note. The subordinate note bears interest at 10.0% and is due in January 2006. Proceeds from this refinancing were paid directly to School Services and applied to amounts outstanding under the revolving line of credit portion of the School Services Facility. Of this amount, $1.3 million represented a permanent reduction in the line of credit and $4.0 million was subsequently re-borrowed by the Company. In addition, the Company made a $1.0 million payment on the revolving line of credit portion of the School Services Facility pursuant to an amendment to reduce the line of credit commitment by $1.0 million to obtain the release of certain collateral. As of June 30, 2003, $17.7 million was outstanding under the School Services Facility, reflecting the maximum amount available.

     On August 1, 2003, the Company closed the sale of its New York property to the Museum for African Art for a purchase price of approximately $9.0 million, of which approximately $8.8 million was paid directly to School Services and applied to amounts outstanding under the term loan portion of the School Services Facility. Pursuant to terms of the agreement, the term loan portion of the School Services Facility was permanently reduced by such amount. In September, 2003 the Company repaid the remaining outstanding

                              EDISON SCHOOLS INC.

obligation of $8.9 million on the School Services Facility. As a result of such payments, the Company will recognize interest expense in the amount of approximately $5.6 million related to original issue discount and deferred financing costs.

     As reported in its form 10-Q filed on May 15, 2003, the Company was not in compliance at March 31, 2003 with the minimum consolidated tangible net worth covenant in the MLMCI and School Services Facilities. In May 2003, the Company received a waiver of default from both MLMCI and School Services with respect to compliance with this covenant. The Company was in compliance with the covenant at June 30, 2003. While the Company amended the MLMCI Facility to lower the minimum consolidated tangible net worth covenant, it did not amend a similar minimum consolidated tangible net worth covenant under the School Services Facility and expects that it will not be in compliance with such covenant at September 30, 2003. The Company has reduced its borrowing under the School Services Facility subsequent to year end with the proceeds from the sale of its New York property (August 2003) and expects to further reduce such borrowings to approximately $3.3 million with the proceeds of certain notes receivable in October 2003, as discussed in Note 1. The Company will be able to repay all outstanding borrowings under the School Service Facility, to the extent required, out of its cash on hand.

     Long-term debt consists of the following:

                                                                    JUNE 30,
                                                           ---------------------------
                                                               2002           2003
                                                           ------------   ------------
Notes payable(a).........................................  $  5,152,175   $    624,066
Financing agreement(b)...................................     4,136,906             --
Capital lease obligations (Note 9).......................    18,881,514      9,469,767
School Services term loan, net of unamortized original
  issue discount of $1,398,048...........................            --      8,601,952
                                                           ------------   ------------
                                                             28,170,595     18,695,785
Current portion..........................................   (18,363,640)   (15,629,938)
                                                           ------------   ------------
     Total long-term debt, less current portion..........  $  9,806,955   $  3,065,847
                                                           ============   ============

---------------

(a) Notes payable at June 30, 2002 and 2003 consist of notes with four financing companies collateralized by computer equipment, furniture and other assets of the Company. All notes are similarly structured and generally provide for equal monthly installments, including interest and principal, over a term of 36 to 37 months. Monthly payments to each note holder range from approximately $16,000 to $314,000. Certain notes also provide for a final installment of up to 17.5% of the original principal amount. Interest rates are fixed and range from 9.5% to 15.04% per annum.

(b) In June 2000, the Company entered into a 36-month financing agreement with the IBM Credit Corporation for the purchase of software. Such software has been used to support the technology used in the Company's schools throughout the United States of America. During fiscal 2003, the finance agreement was paid in full.

     In connection with amounts outstanding under the notes payable and capital lease obligations at June 30, 2002 and 2003, the Company had outstanding stock purchase warrants to lenders that provide for the purchase of up to 15,000 shares of common stock at a purchase price of $12.30 per share. The stock purchase warrants are fully exercisable and expire in fiscal 2005. At the time of issuance, the value of the warrants was not deemed significant pursuant to a calculation using the "Black-Scholes Option-pricing Model." Accordingly, no value was assigned to the warrants.

                              EDISON SCHOOLS INC.

     The Company is subject to certain reporting debt covenants under several of its debt agreements. If the Company were to fail to maintain a certain minimum cash balance it would be required to post additional cash collateral.

9.  LEASES

     The Company has entered into several lease agreements for school site computers and equipment. The agreements, which are accounted for as capital leases, provide that the Company will lease equipment for terms of 36 to 37 months with interest rates of 8.18% to 16.09%. Also, the Company has various non-cancelable operating leases for office space and school sites. These leases expire at various dates through the year 2020. At June 30, 2003, the present value of the minimum lease payments under the capital leases and rental commitments under operating leases with terms in excess of one year are as follows:

                                                           CAPITAL LEASES   OPERATING LEASES
                                                           --------------   ----------------
For the fiscal year ending June 30,
2004.....................................................   $ 6,973,993       $ 6,226,664
2005.....................................................     3,235,333         6,048,226
2006.....................................................            --         6,026,121
2007.....................................................            --         6,048,950
2008.....................................................            --         6,102,802
Thereafter...............................................            --        25,105,493
                                                            -----------       -----------
Total minimum lease payments.............................    10,209,326       $55,558,256
                                                                              ===========
Less: amount representing interest.......................      (739,559)
                                                            -----------
Present value of minimum lease payments..................     9,469,767
Less current installments of capital lease obligations...    (6,362,226)
                                                            -----------
Capital lease obligations, excluding current
  installments...........................................   $ 3,107,541
                                                            ===========

     Total rental expense for each of the three years ended June 30, 2001, 2002 and 2003 related to operating leases amounted to approximately $5,686,000, $6,382,000, and $6,132,000 respectively.

     The Company has entered into operating leases for four charter school facilities with lease terms in excess of the initial term of the management agreement for the schools operating in those facilities.

     The first facility, currently housing two schools, has been leased for an 18-year term expiring in June 2017 and has annual lease payments of approximately $1,000,000. The management agreement to operate the schools in this facility expired in December 2001. The Company continued to lease the facility to the former client during all of fiscal 2002 and 2003. In fiscal 2004, the Company has leased the facility to a new client for a two-year term for a total of $1,800,000.

     The second facility, currently housing two schools, has been leased for a 15-year term expiring in September 2013. The annual lease payment is $782,400 through fiscal 2007 and increases to $932,400 for fiscal 2008 through fiscal 2013. The management agreement to operate in this facility expired in June 2002; however, the contract remains in forced and the company is renegotiating a new contract.

     The third facility, currently housing one school, has been leased for a 20-year term expiring in June 2019. The annual lease payment is $36,000 through fiscal 2019. The management agreement to operate in this facility expires in June 2006.

                              EDISON SCHOOLS INC.

     The fourth facility, currently housing two schools, has been leased for a 20-year term expiring in November 2020. The annual lease payment is $362,000 per year and increases by 9% in fiscal 2006, 2011 and 2016 resulting in a final annual rent of $468,800. The management agreement to operate in this facility expires in June 2005.

     The Company's lease obligations noted above all exceed the length of the current management agreement. In the event that the management agreements are not renewed, the Company would be obligated to continue paying rent on the facilities. All of the leased buildings are occupied by schools.

10.  RELATED PARTY TRANSACTIONS

  STOCKHOLDER NOTES RECEIVABLE

     Included in other current receivables is a stockholder note receivable consisting of two recourse notes from the Chairman of the Company that arose in connection with his employment agreements, with principal amounts of $1.6 million and $200,000 and total accrued unpaid interest at June 30, 2002 and 2003 of $1,234,000 and $215,000, respectively. The note agreements, as amended October 15, 1999, bear interest at the prime rate per annum as defined by JPMorgan Chase and do not require periodic interest or principal payments until maturity. The notes are collateralized by the assignment of the proceeds of a life insurance policy and, in the event of termination of the Chairman's employment, can be offset against the severance pay obligation of the Company. The receivable matured on August 30, 2002. In October 2002 the Company received a payment of $1.1 million, which was applied towards outstanding interest. The Company has given notice to the Chairman that the notes are overdue and with his full cooperation is working to expedite collection of the outstanding balances.

     In November 1999, the Company's Chief Executive Officer exercised options to purchase 725,000 shares of common stock at $3.00 per share through the issuance of a promissory note to the Company for $2,175,000. In addition, the Company loaned him $4,445,700 in November 1999 and $1,248,500 in April 2000 to pay estimated income taxes resulting from the transaction. These notes mature five years from their date of issuance and bear interest at the greater of the prime rate or the Company's actual borrowing rate, in effect from time to time, at maturity. Since the notes bear interest at a floating rate and were issued with recourse solely to the shares acquired upon exercise of the options, for accounting purposes the options are not treated as exercised, but rather as a variable stock award pursuant to the provisions of EITF 95-16 "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion 25." Therefore, until such loans are paid, the Company recognizes a compensation charge or credit for changes in the market price of the Company's common stock to the extent such price exceeds the option exercise price of $3.00 per share. In addition, the loan related to the options is not treated as issued and the loans related to the estimated income taxes were treated as compensation expense in 2000. At the time such loans and related interest income are paid, additional paid-in capital will be credited. As a result of the decline in the market price of the Company's common stock in 2001 and 2002, the Company recognized a compensation credit of $253,751 and $14,384,005 related to these stock options. These amounts are included in administration, curriculum and development in the statements of operations. No compensation credits or charges were recognized in 2003, as the market price of the Company's common stock did not exceed $3.00 per share.

  STOCKHOLDERS' NOTES PAYABLE

     Certain stockholders were issued promissory notes dated December 18, 1997 for $4,407,903 and January 1, 1998 for $592,097 (see Note 12). In addition, as part of the private placement (see Note 12), the Company issued to stockholders, promissory notes dated December 30, 1997 for $611,025, January 28, 1998 for $61,130, August 24, 1998 for $487,844 and December 14, 1998 for $450,595. The
principal balance for each of the notes is payable on the tenth anniversary of the dates of issuance. Each note bears interest at 7% per annum, of which 50% is payable at maturity and the balance payable each April 1, starting in fiscal 1999

                              EDISON SCHOOLS INC.

and thereafter. For the years ended June 30, 2001, 2002 and 2003, interest expense under the notes amounted to $502,924, $520,269, and $538,351, respectively. Included in other liabilities at June 30, 2002 and 2003 is interest payable under the notes of $1,084,676 and $1,353,788, respectively.

11.  INVESTMENT IN APEX LEARNING INC.

     In July 1999, the Company entered into a preferred stock purchase agreement with Apex Learning Inc. ("Apex") providing for the purchase of up to 2,000,000 shares of Apex preferred stock, par value $0.001 per share, for a purchase price of $5.00 per share. The Company purchased 1,000,000 shares in July 1999 for a total investment of $5,000,000, which represented approximately 16.5% ownership in the corporation. In December 1999, an additional $5,000,000 was invested in the corporation, increasing the Company's ownership to 19.7%. Due to the nature of the Company's relationship with the corporation, the investment was accounted for under the equity method. As of June 30, 2000, the Company modified its relationship with the corporation such that the Company no longer had significant influence through board representation, and thereafter the investment has been accounted for under the cost method.

     During the third quarter of fiscal 2002, the Company recorded a non-cash charge to reduce the carrying value of its 19.7% cost basis investment in privately-held Apex to reflect an other-than-temporary decline in value of $6.8 million (representing the excess of carrying value over fair value, which resulted in a carrying value of approximately $1.3 million as of June 30, 2002). Apex provides interactive advanced placement courses for high school students over the internet. The Company determined that its investment was impaired given the terms of a third quarter fiscal 2002 transaction involving Apex equity instruments between two existing investors. Management assessed this impairment to be other than temporary based on the sharp decline in fair value as determined and in consideration of the overall market condition for private equity companies. Prior thereto, the Company had concluded there was not an other-than-temporary impairment based, in part, on its application of customary valuation techniques which indicated that fair value approximated carrying value. Among the key assumptions included in the valuation were market conditions for educational-related companies, trends in Apex operating results and valuations of market comparables. Based on an updated appraisal of this investment, management believes that fair value of the investment continues to approximate its carrying value at June 30, 2003.

12.  COMMON AND PREFERRED STOCK

     The Company has 150,000,000 authorized shares of Class A common stock, 5,000,000 authorized shares of Class B common stock and 5,000,000 authorized shares of preferred stock. At June 30, 2003, 51,484,154 shares of Class A common stock, net of stock held in treasury, and 1,627,933 shares of Class B common stock were outstanding. There were no outstanding shares of preferred stock.

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

                              EDISON SCHOOLS INC.

share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, in most circumstances, or upon the occurrence of other specified events.

     As a result of a covenant under the School Services Facility, the Company cannot declare a dividend to holders of common stock without the prior consent of the School Services, LLC.

     WSI, a stockholder, holds two options to purchase shares of the Company's common stock. Under the first option, WSI has the right to purchase up to 382,500 shares of Class A common stock and 42,500 shares of Class B common stock at $20 per share. Under the second option, WSI has the right to purchase up to 450,000 shares of Class A common stock and 50,000 shares of Class B common stock at $40 per share. The options expire on March 14, 2005. At the time of grant in March 1995, the options were accounted for pursuant to the provision of APB 25, and accordingly the Company recorded no compensation expense.

     In connection with a private placement that closed in December 1997, August 1998 and December 1998, the Company sold units consisting of a share of stock, three options for fractional shares of common stock, and a note payable for 22.8 cents per share. The first option entitles the holder to .0086359 share of Class A common stock and .0009595 share of Class B common stock at an exercise price of $20.00 per share. The option expires between calendar years 2003 and 2005. The second option entitles the holder to .0086359 share of Class A common stock and .0009595 share of Class B common stock at an exercise price of $3.00 per share. The option became vested upon the completion of the Company's initial public offering and expires 10 years after vesting. The third option entitles the holder to .0129537 share of Class A common stock and .0014393 share of Class B common stock at an exercise price of $16.00 per share. However, this option only vests if the Company is a public company and its closing price has been $32.00 per share for more than 90 consecutive days. This option expires 10 years after vesting. As of June 30, 2003, stock options issued and outstanding in conjunction with the private placement entitled the holders to purchase 300,788 shares of Class A common stock and 33,454 shares of Class B common stock at an average exercise price of $14.00. In fiscal 2003, options to purchase 54,919 shares of Class A common stock and 6,110 shares of Class B common stock at a share price of $20 expired.

     In June 1998, the Company, in exchange for $2,500,000, issued a warrant to the D2F2 Foundation (the "Foundation") to purchase 1,698,750 shares of Class A common stock and 188,750 shares of Class B common stock at a price of $7.96 per share. The warrant had an expiration date of June 1, 2005, but had been fully exercised at June 30, 2002. The warrant proceeds were required to be used by Edison to provide services to selected schools, as approved from time to time by the Foundation during the five years following the agreement's execution. Under the terms of the warrant, if the full amount of the cash proceeds were not spent by Edison during the five-year period, Edison would be required to return unexpended amounts, and a pro rata portion of the warrant (or shares already issued under the warrant, if applicable) could be canceled or redeemed at Edison's option at their issuance price. This amount was received and properly recorded as restricted cash in the Company's financial statements. The Company has accounted for the proceeds in accordance with EITF 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." In July 2003, the Foundation extended the time the Company has to spend the remaining balance of approximately $608,000 until June 30, 2004.

     In August 2000, the Company completed a secondary public offering in which it sold 3,350,000 shares of Class A common stock for net proceeds of approximately $71.0 million. In March 2001, the Company completed another secondary offering of an additional 3,531,026 shares of Class A common stock for net proceeds of approximately $81.0 million.

     In October 2002, the Company awarded a restricted stock grant of 1,000,000 shares to a senior executive of the Company. The per-share market value on the date of the award was $0.31 per share. At June 30, 2003, 950,000 shares of such award were vested. Vesting of the balance was approved by the Company's board of directors in September 2003.

                              EDISON SCHOOLS INC.

     During fiscal 2003, the Company purchased 1,711,900 shares of treasury stock for $2,617,193. The repurchase was based on management's belief that the stock was undervalued.

13.  STOCK OPTIONS

     In October 1999, the board of directors approved the adoption of the 1999 Stock Incentive Plan (the "Incentive Plan") for employees and authorized the compensation committee of the board of directors to administer the Incentive Plan under which options, restricted stock, and other stock-based awards for a maximum of 2,500,000 shares of Class A common stock could be issued. In October 2000, the board of directors approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance to 4,500,000 shares of Class A common stock. The Company's stockholders approved this amendment in November 2000. In August 2001, the board of directors approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance to 6,500,000 shares of Class A common stock. The Company's stockholders approved this amendment in December 2001. In October 2002, the board of directors approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance to 8,500,000 shares of Class A common stock. The Company's stockholders approved this amendment in December 2002. To the extent that all or part of a stock-based award issued under the Incentive Plan is cancelled, the related shares are available for future award grants. As of June 30, 2003, the Company has 2,034,068 shares of Class A common stock reserved for future grants under the Incentive Plan. The board of directors sets the vesting term for each stock option award. Stock options typically vested over 12 to 60 months and generally expire in ten years.

     A summary of the Company's stock option activity is as follows:

                                                     WEIGHTED          STOCK         WEIGHTED
                                                    AVERAGE OF        OPTIONS       AVERAGE OF
                                       SHARES     EXERCISE PRICES   EXERCISABLE   EXERCISE PRICES
                                     ----------   ---------------   -----------   ---------------
Under option at June 30, 2000......   8,986,799       $21.52         3,460,134        $ 8.58
Options granted in fiscal 2001.....   1,358,811       $24.72            80,320        $23.47
Options exercised in fiscal 2001...    (957,059)      $ 5.47
Options cancelled in fiscal 2001...    (138,733)      $10.75
                                     ----------
Under option at June 30, 2001......   9,249,818       $23.88         3,244,094        $11.08
Options granted in fiscal 2002.....   2,325,061       $23.21           617,443        $24.29
Options exercised in fiscal 2002...    (188,987)      $16.58
Options cancelled in fiscal 2002...    (648,409)      $19.20
                                     ----------
Under option at June 30, 2002......  10,737,483       $24.32         4,397,478        $14.45
Options granted in fiscal 2003.....   1,812,500       $ 1.36           626,717        $ 1.33
Options exercised in fiscal 2003...          --           --
Options cancelled in fiscal 2003...  (1,045,023)      $20.74
                                     ----------
Under option at June 30, 2003......  11,504,960       $21.02         8,736,825        $23.63
                                     ==========

     The cancelled options in each of fiscal 2001, 2002 and 2003 shown in the table above resulted from forfeitures rather than expirations.

                              EDISON SCHOOLS INC.

     The following table summarizes information about stock options outstanding at June 30, 2003:

                                     OPTIONS OUTSTANDING
                          -----------------------------------------
                                        WEIGHTED                           OPTIONS EXERCISABLE
                                        AVERAGE                       -----------------------------
                                       REMAINING       WEIGHTED                        WEIGHTED
RANGE OF                               CONTRACTED     AVERAGE OF        SHARES        AVERAGE OF
EXERCISE PRICES             SHARES        LIFE      EXERCISE PRICES   EXERCISABLE   EXERCISE PRICES
---------------           ----------   ----------   ---------------   -----------   ---------------
$ 0.00 - $ 2.49.........   1,760,664      9.50          $ 1.36           626,717        $ 1.33
$ 2.50 - $ 2.99.........     803,418      1.86          $ 2.50           799,547        $ 2.50
$ 3.00 - $ 8.00.........     542,089      4.47          $ 4.89           519,715        $ 4.85
$ 8.01 - $12.30.........     872,041      6.01          $12.30           654,437        $12.30
$14.24 - $18.56.........   1,139,865      5.76          $16.10           908,517        $16.04
$20.00 - $21.31.........   1,099,076      6.76          $20.76           691,886        $20.77
$22.00 - $25.88.........   2.610,546      7.89          $24.42         1,870,067        $24.20
$27.00 - $33.13.........   1,277,261      4.51          $31.93          1265,939        $31.97
$33.14 - $56.00.........   1,400,000      4.46          $56.00         1,400,000        $56.00
                          ----------                                   ---------
                          11,504,960                                   8,736,825
                          ==========                                   =========

     Had compensation cost for the Company's stock option issuances been determined based on the fair value at the grant date for awards made in the years ended June 30, 2001, 2002 and 2003 consistent with the provisions of FAS No. 123, the Company's net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                        YEARS ENDED JUNE 30,
                                             ------------------------------------------
                                                 2001           2002           2003
                                             ------------   ------------   ------------
Net loss -- as reported....................  $(38,511,724)  $(86,039,852)  $(25,027,545)
Adjustment to net loss for proforma
  stock-based compensation expense, net of
  related tax effect.......................      (405,612)    (6,569,790)   (16,947,948)
                                             ------------   ------------   ------------
Net loss -- pro forma basis................  $(38,917,336)  $(92,609,642)  $(41,975,493)
                                             ============   ============   ============
Basic and diluted net loss per share -- as
  reported.................................  $      (0.80)  $      (1.61)  $      (0.47)
Basic net loss per share -- pro forma
  basis....................................  $      (0.81)  $      (1.73)  $      (0.79)

     The fair value of each option grant is estimated on the date of the grant using the "Black-Scholes Option-pricing Model" with the following weighted average assumptions used for grants for each of the years ended June 30, 2001, 2002 and 2003: zero dividend yield; no volatility for fiscal year 2001, 70% volatility in fiscal 2002 and 130% volatility in fiscal 2003; a weighted average risk-free interest rate of 5.50%, 5.31% and 3.91%, respectively; and expected lives of 9.46, 10.00 and 9.5 years, respectively.

                              EDISON SCHOOLS INC.

     The following table summarizes the weighted-average grant-date fair values of options granted:

                                                EXERCISE PRICE   EXERCISE PRICE   EXERCISE PRICE
                                                 EQUALED FAIR     GREATER THAN      LESS THAN
                                                   VALUE AT      FAIR VALUE AT    FAIR VALUE AT
                                                   ISSUANCE         ISSUANCE         ISSUANCE
                                                --------------   --------------   --------------
Weighted average exercise price of options
  granted during the year 2003................      $ 1.36               NA               NA
Weighted average exercise price of options
  granted during the year 2002................      $17.07           $25.00               NA
Weighted average exercise price of options
  granted during the year 2001................      $24.95               NA           $12.30
Weighted average fair value of options granted
  during the year 2003........................      $ 1.36               NA               NA
Weighted average fair value of options granted
  during the year 2002........................      $17.07           $18.77               NA
Weighted average fair value of options granted
  during the year 2001........................      $24.95               NA           $25.88

14.  INCOME TAXES

     There is no provision (benefit) for federal income taxes for the years ended June 30, 2001, 2002 and 2003, since the Company has incurred net losses since inception. The Company has provided approximately $603,000, $1.0 million and $914,501 in fiscal 2001, 2002 and 2003, respectively for state and local income and franchise taxes. Due to the uncertainty of the Company's ability to realize the tax benefit of such losses, a valuation allowance has been established to equal the total net deferred tax assets.

     The components of the Company's net deferred tax assets are as follows:

                                                                    JUNE 30,
                                                          ----------------------------
                                                              2002            2003
                                                          -------------   ------------
Deferred tax assets:
  Net operating loss carryforwards......................  $ 111,627,715   $ 80,293,151
  Accrued liabilities...................................      3,850,809      4,219,715
  Stock options.........................................      2,998,280             --
  Amortization..........................................          4,851        371,960
  Property and equipment................................      4,746,315      9,007,319
  State tax credits.....................................             --        416,849
                                                          -------------   ------------
  Total deferred tax assets.............................    123,227,970     94,308,999
Deferred tax liability:
  Stock options.........................................             --     (2,046,157)
Valuation allowance.....................................   (123,227,970)   (92,262,842)
                                                          -------------   ------------
       Net deferred tax assets..........................  $          --   $         --
                                                          =============   ============

     At June 30, 2003, the Company had approximately $220 million of net operating loss carryforwards available to reduce its future taxable income. Under current Federal income tax law, approximately $45 million of such carryforwards will expire between 2010 and 2018 and approximately $175 million will expire between 2019 and 2023.

                              EDISON SCHOOLS INC.

     For the years ended June 30, 2001, 2002 and 2003 the valuation allowance increased (decreased) by $15,672,789, $49,093,863 and $(30,965,128), respectively.

15.  EMPLOYEE BENEFIT PLANS

     The Company provides a 401(k) and a 403(b) defined contribution plans for substantially all full-time employees and teachers. The Company matches each participant's contribution up to 50% of the first $1,000 contributed. Participants become fully vested in the match after one year. Contributions to the 401(k) and a 403(b) plans made by the Company for each of the three years ended June 30, 2001, 2002 and 2003 amounted to $334,191, $416,440, and $332,826, respectively.

16.  COMMITMENTS AND CONTINGENCIES

  FUNDRAISING AGREEMENTS

     The Company has entered into an agreement with one of its clients whereby it committed to raise $10.5 million in unrestricted philanthropic funds, to be contributed over a three-year period ending June 30, 2004. The funds are to be used for schools the Company manages and are to be expended on agreed-upon costs including school facility, technology, curriculum material, etc. Two senior Company officers have committed to donate $1.2 million. The Company will amortize its commitment, net of third-party donations received, over the contract life (five years) as a reduction in revenue in accordance with EITF 01-09. Any contribution received from senior officers will serve to reduce the Company's obligation and be credited to additional paid-in-capital. At June 30, 2003, $2.5 million remains to be funded under this commitment.

  EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with certain of its executives. Such agreements may be terminated by either the executive or the Company at any time and provide, among other things, certain termination benefits. As of June 30, 2003, the aggregate termination benefits of the executives and certain other employees approximated $2.4 million.

     Additionally, the Company has a severance arrangement with its Chairman that provides for a payment in the event the Company terminates the Chairman's employment without cause or the Chairman terminates his employment for good reason, including not being reappointed to the position of Chairman. Included in accrued expenses at June 30, 2002 and 2003 is approximately $3.2 million related to this severance arrangement.

  GUARANTEES

     The Company has guaranteed certain debt obligations of charter school boards with which it has management agreements. As of June 30, 2003, the Company had provided guarantees totaling approximately $26.7 million. These debt obligations mature from November 2003 to June 2008.

     As of June 30, 2003, the debt obligations of the charter school boards are current. Under the guarantee agreements, the Company is also required to satisfy certain financial reporting covenants. Additionally, should a charter board fail to comply with the terms of its debt agreement, the Company may be requested to perform under the terms of its guarantee. The Company was not in compliance with a financial covenant under a guarantee of a charter school board debt obligation with an outstanding balance of approximately $3.4 million at June 30, 2003. In September, 2003 the Company received a waiver from the lender.

                              EDISON SCHOOLS INC.

  LITIGATION

     Litigation Related to the Merger. The Company is aware of a number of purported class action complaints that have been filed in the Court of Chancery of the State of Delaware (the "Delaware Complaints") and the Supreme Court of the State of New York County of New York (the "New York Complaints") challenging the merger discussed in note 19. All of the Delaware Complaints name the Company, and certain members of the Company's board of directors, as defendants. Only certain of the complaints have been served on the Company.

     In addition, the Company is aware of three New York Complaints that have been filed. All of the New York Complaints name the Company, and certain members of the Company's board of directors as defendants. One of the New York Complaints names several members of the Company's senior management as defendants.

     Both the Delaware Complaints and the New York Complaints allege, among other things, that the defendants purportedly breached duties owed to Edison's stockholders in connection with the transaction by failing to: (1) appropriately value Edison's worth as a merger candidate; (2) expose Edison to the marketplace in an effort to obtain the best transaction reasonably available; (3) adequately ensure that no conflicts of interest exist between defendants' own interests and their fiduciary obligation to maximize stockholder value; and (4) disclose certain material facts in their preliminary proxy statement regarding the transaction. Plaintiffs seek, among other things: (1) an order that the complaints are properly maintainable as a class action; (2) a declaration that defendants have breached their fiduciary duties and other duties to the plaintiffs and other members of the purported class; (3) injunctive relief; (4) monetary damages; (5) attorneys' fees, costs and expenses; (6) corrective and complete disclosures made to the plaintiffs and the class; and (7) such other and further relief as the court may deem just and proper. Edison plans to defend these lawsuits, as well as any other similar lawsuits that may be filed, vigorously. However, the outcome of this litigation cannot be determined at this time. If the Company were not to prevail, the amounts involved could be material to the financial position, results of operations and cash flows of the Company.

     Other Litigation. Between May 15, 2002 and July 3, 2002, ten class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. On October 29, 2002, the Court consolidated all ten actions, and on April 7, 2003, plaintiffs filed a consolidated amended class action complaint. The lawsuit alleges that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The lawsuit seeks unspecified compensatory damages, rescission and/or rescissory damages, costs and expenses related to bringing the action, and injunctive relief. Plaintiffs allege that the Company's public disclosures from November 1999 to May 2002 regarding its financial condition were materially false and misleading because the Company allegedly improperly inflated its total revenues by including certain payments, including payments for teacher salaries, that were paid directly to third parties by local school districts and charter school boards that contracted with the Company, accelerated revenues on an unexecuted contract with one school district, and failed to timely recognize losses related to contracts with two school districts. The lawsuit further alleges that the Company lacked adequate internal accounting controls, manipulated the test scores of its students in order to demonstrate improvement in the students' academic performance, and failed to disclose that the Company agreed to fulfill the final two years of its contract with such school district without pay. The lawsuit also mentions three restatements of the Company's financial statements, one regarding a warrant purchased in 1998 by a philanthropic organization, one regarding a severance agreement between the Company and one of its senior officers, both of which were made by the Company as a result of the SEC's May 14, 2002 cease-and-desist order, and another regarding stock based compensation the Company granted to one of its senior officers. On August 1, 2003, the Company and certain of its officers and directors filed a motion to dismiss the consolidated amended class action complaint. The Company believes that it has strong defenses to the claims

                              EDISON SCHOOLS INC.

raised by these lawsuits. However, the outcome of this litigation cannot be determined at this time. If the Company were not to prevail, the amounts involved could be material to the financial position, results of operations and cash flows of the Company.

     In addition, between May 15, 2002, and July 19, 2002, three lawsuits were filed derivatively on behalf of the Company against certain of the Company's officers and directors in the Supreme Court for the State of New York, County of New York. On November 14, 2002, the Court consolidated these actions. The lawsuit alleges that the Company's officers and directors violated their fiduciary duties to the Company in connection with the allegedly improper inflation of the Company's total revenues by including certain expenses, including teacher salaries, that were paid directly by local school districts and charter school boards. In particular, the plaintiffs allege that the officers and directors named as defendants violated their fiduciary duties to the Company by permitting the Company to disseminate to the public misleading and inaccurate information concerning the Company's financial condition, by failing to establish and maintain adequate internal accounting controls to ensure to the accuracy of the Company's financial statements, by using material non-public information to sell shares of the Company's common stock and thereby reap millions of dollars in illegal insider trading gains and by participating in or approving the proposed going private transaction. The lawsuit seeks an order enjoining the consummation of the going private transaction, unspecified compensatory damages in the amount sustained by the Company as a result of the named defendants' breaches of fiduciary duties, compensatory damages in the amount of the profits the individual defendants allegedly made, as well as a constructive trust over such profits, and costs and fees related to the lawsuit. The Company has negotiated a stipulation in this consolidated action that allows defendants until December 3, 2003 to file a responsive pleading. The Company believes that the Company's officers and directors also have strong defenses to these lawsuits.

     The Company is also involved in various legal proceedings from time to time incidental to the conduct of our business. For example, the Company is currently involved in lawsuits filed in Baltimore, Maryland and Peoria, Illinois questioning the authority of these school districts to enter into management agreements with us. In addition, the school district of York, Pennsylvania has appealed the decision of the state charter-granting authority to grant a charter to one of our clients. We currently believe that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

17.  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, notes receivable to charter schools, and accounts receivable. The Company manages its credit risk by maintaining cash and cash equivalents with financial institutions that it believes are financially sound and through the contractual arrangements that it has entered into with each district and charter school.

     Accounts receivable primarily consist of short-term and long-term receivables from various district and charter schools. Credit risk is affected by changing conditions within the economy of individual states and school districts in which the Company operates. Uncollectible accounts have been isolated and have not been significant to date; as a result, an allowance for doubtful accounts is not deemed necessary at this time. The Company will establish an allowance for doubtful accounts when it has determined that factors surrounding the credit risk of specific customers, historical trends and other information so warrant.

     Notes receivable from charter schools are both short-term and long-term. Credit risk associated with those amounts is affected not only by the economy of individual states and school districts in which the charter school operates, but on the continued existence of charter school laws. The Company has established an allowance for loan losses based upon its assessment of the credit risk of the specific charter school, recent trends and other information.

                              EDISON SCHOOLS INC.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly data for the years ended June 30, 2003 and 2002 are as follows (dollars in thousands, except for per share amounts):

                                                              QUARTER
                                             -----------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             --------   --------   --------   --------
2003
Net revenue................................  $ 73,092   $109,580   $108,382   $134,574
Income (loss) from operations..............   (18,454)    (5,291)    (3,532)    13,526
Net income (loss)..........................   (19,691)    (9,130)    (6,365)    10,158
Income (loss) per common share basic and
  Diluted..................................     (0.37)     (0.17)     (0.12)      0.19
2002
Net revenue................................  $ 89,745   $115,637   $121,904   $137,772
Loss from operations.......................   (13,344)   (12,297)    (6,181)   (49,701)
Net loss...................................   (12,672)   (11,661)   (12,783)   (48,924)
Loss per common share basic and diluted....     (0.24)     (0.22)     (0.24)     (0.91)

19.  SUBSEQUENT EVENTS

  GOING-PRIVATE TRANSACTION

     On July 14, 2003, the Company issued a press release announcing that it had signed an Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 13, 2003, among the Company, Shakespeare Acquisition LLC (the "Parent"), and its wholly-owned subsidiary, Shakespeare Acquisition Corporation (the "Merger-Sub"). The Parent and Merger-Sub are newly formed entities organized for the sole purpose of entering into the Merger Agreement and consummating the transactions contemplated therein. Affiliates of Liberty Partners, a private equity firm based in New York, and H. Christopher Whittle, the Chief Executive Officer of the Company, control the Parent. Under the terms of the Merger Agreement, the Merger-Sub will merge (the "Merger") into the Company with the Company remaining as the surviving corporation, and the stockholders of the Company will receive $1.76 in cash for each outstanding share of the Company's Class A common stock and Class B common stock. Outstanding options and warrants to purchase shares of the Company's Common Stock will become fully vested and exercisable and, at the time of the merger, will be canceled and each holder of such convertible security will receive a cash payment in an amount equal to the excess, if any, of the common stock purchase price of $1.76 over the exercise price of such convertible security, multiplied by the number of shares held by the holder, subject to and net of any required income tax withholdings. The closing of the Merger is subject to various conditions, including approval of the transaction by stockholders of the Company representing a majority of the shares of Class A common stock and Class B common stock voting as a single class on the transaction and other customary conditions to closing. Subject to these conditions, the Company expects to complete the merger transaction in the fall of 2003. A special meeting of Edison's stockholders will be scheduled as soon as practicable following review of proxy materials filed in preliminary form with the Securities and Exchange Commission on August 22, 2003. There can be no assurance that all required conditions will be met and the transaction will be consummated in the fall of 2003 or at all. After consummation of the Merger, the Company's Class A common stock will no longer be traded on the Nasdaq National Market or any other securities exchange and the Company will become a privately-held company.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
 2.1                Agreement and Plan of Merger, dated as of July 13, 2003,
                    among Edison Schools Inc., Shakespeare Acquisition LLC and
                    Shakespeare Acquisition Corporation
 3.1*               Sixth Amended and Restated Certificate of Incorporation of
                    Edison Schools Inc.
 3.2*               Second Amended and Restated By-Laws of Edison Schools Inc.
 4.1*               Specimen common stock certificate
 4.2*               See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of Edison Schools Inc. defining the rights of holders of Class A common stock of Edison
                    Schools Inc.
10.1**              1998 Site Option Plan
10.2++#             1999 Stock Option Plan, as amended
10.3**#             1999 Key Stock Incentive Plan
10.4*#              1999 Stock Incentive Plan
10.5***             Amended Warrant Purchase Agreement, dated as of June 1,
                    1998, between Edison Schools Inc. and the D2F2 Foundation
10.6****#           Letter Agreement, dated as of June 20, 2000, between Edison
                    Schools Inc. and Benno C. Schmidt, Jr.
10.6.1+++++#        Letter Agreement, dated May 8, 2002, between Edison Schools
                    Inc. and Benno C. Schmidt, Jr.
10.6.2++++++#       Letter Agreement, dated as of March 28, 2000, between Benno
                    C. Schmidt, Jr., and Edison Schools Inc.
10.6.3++++++#       Letter Agreement, dated as of June 26, 2003, between Benno
                    C. Schmidt, Jr. and Edison Schools Inc.
10.7**#             Letter Agreement, dated as of March 15, 1995, between Edison
                    Schools Inc. and John E. Chubb
10.8**              Preferred Stock Purchase Agreement, dated as of July 2,
                    1999, between Edison Schools Inc. and Apex Online Learning
                    Inc.
10.9+               Amended and Restated Shareholders Agreement, dated as of
                    December 16, 1999, between Edison Schools Inc., Apex Online
                    Learning Inc. and other parties
10.10**             Lease Agreement, dated as of April 4, 1995, between Edison
                    Schools Inc. and 521 Fifth Avenue Associates, as amended on
                    June 6, 1996, December 8, 1997 and February 23, 2000
10.11**             Office Lease dated as of March 19, 1999, between Edison
                    Schools Inc. and 529 Fifth Company
10.12***#           Management Agreement, dated as of March 14, 1995, between
                    Edison Schools Inc. and WSI Inc., as amended on November 15,
                    1996, March 1, 1997 and December 31, 1997
10.13**#            Promissory note, dated as of June 5, 1992, from Benno C.
                    Schmidt, Jr. to Edison Schools Inc.
10.14**#            Promissory note, dated as of January 23, 1996, from Benno C.
                    Schmidt, Jr. to Edison Schools Inc.
10.15++#            Allonges, dated as of October 5, 1999, to promissory notes, dated as of June 5, 1992 and January 23, 1996, from Benno C.
                    Schmidt, Jr. to Edison Schools Inc.
10.15.1++#          Allonges, dated as of February 13, 2002, to promissory
                    notes, dated as of June 5, 1992 and January 23, 1996, from
                    Benno C. Schmidt, Jr. to Edison Schools Inc.
10.15.2++++++#      Allonges, dated as of June 28, 2002, to promissory notes,
                    dated as of June 5, 1992 and January 23, 1996, from Benno C.
                    Schmidt, Jr. to Edison Schools Inc.
10.16**#            Form of Letter Agreement between Edison Schools Inc. and H.
                    Christopher Whittle

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
10.17+++#           Letter Agreement, dated as of July 1, 1999, between Edison
                    Schools Inc. and Christopher D. Cerf
10.17.1++++#        Amendment to Letter Agreement, dated as of July 1, 1999,
                    between Christopher D. Cerf and Edison Schools Inc.
10.18*#             Loan Agreement between Edison Schools Inc. and WSI Inc.
10.19++             Guaranty of Payment Agreement, dated as of September 3,
                    1998, between Edison Schools Inc. and NCB Development
                    Corporation
10.20++             Guaranty of Payment Agreement, dated as of November 25,
                    1997, between Edison Schools Inc. and BankBoston, N.A.
10.21+++            Stock Subscription Warrant, dated as of October 18, 1999,
                    issued to TBCC Funding Trust II
10.22+              Preferred Stock Purchase Agreement, dated as of December 16,
                    1999, by and between Apex Online Learning Inc., Edison
                    Schools Inc. and other parties
10.23+              Promissory note, dated April 13, 2000, from H. Christopher
                    Whittle to Edison Schools Inc.
10.24+              Contract of Sale, dated as of January 11, 2000, between
                    Edison Schools Inc. and Castle Senior Living, LLC
10.25+              Letter of Intent, dated as of June 8, 2000, between Edison
                    Schools Inc. and IBM
10.26+              License Agreement, dated as of June 12, 2000, between Edison
                    Schools Inc. and IBM
10.27               Independent Contractor Agreement, dated as of October 1,
                    2002, between Edison Schools Inc. and Empowerment Ministries
10.28+#             Promissory Note dated as of June 9, 2000 from Manuel J.
                    Rivera to Edison Schools Inc.
10.29++++           Fundraising Agreement, dated as of June 23, 2000, between
                    Edison Schools Inc. and Alliance Facilities Management, Inc.
10.30++++           Master Development Agreement between Edison Schools Inc. and
                    Ksixteen LLC
10.31++++           Master Agreement to Lease Equipment, dated as of June 30,
                    2000, between Edison Schools Inc. and Cisco
10.32++++           Limited Liability Company Operating Agreement of Alliance
                    Edison LLC
10.33++++           Promissory Note, dated as of July 21, 2000, issued by Edison
                    Schools Inc. in the name of Alliance Edison LLC
10.34++++           Payment Guaranty, dated as of July 21, 2000, between Edison
                    Schools Inc. and Keybank National Association
10.35+++++          Amended and Restated Purchase and Contribution Agreement,
                    dated as of July 31, 2002, between Edison Schools Inc., as
                    Seller and Servicer, and Edison Receivables Company LLC, as
                    Buyer
10.36+++++          Amended and Restated Credit and Security Agreement, dated as of July 31, 2002, among Edison Receivables Company LLC, as
                    Borrower, School Services LLC and Merrill Lynch Mortgage
                    Capital Inc., as Lenders, and Merrill Lynch Mortgage Capital
                    Inc., as Agent
10.37+++++          Pledge Agreement, dated as of July 31, 2002, made by Edison
                    Schools Inc., in favor of Edison Receivables Company LLC
10.38+++++          Agreement of Issuance, dated as of July 31, 2002, between
                    Edison Schools Inc. and Edison Receivables Company LLC
10.39+++++          Warrant Agreement, for 2,152,959 shares of Class A common
                    stock, dated as of July 31, 2002, between Edison Schools
                    Inc. and Merrill Lynch Mortgage Capital Inc.
10.40+++++          Warrant, for 2,152,959 shares of Class A common stock, dated as of July 31, 2002, issued by Edison Schools Inc. to
                    Merrill Lynch Mortgage Capital Inc.
10.41+++++          Warrant Agreement, for 478,435 shares of Class A common
                    stock, dated as of July 31, 2002, between Edison Schools
                    Inc. and School Services LLC

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
10.42+++++          Warrant, for 478,435 shares of Class A common stock, dated as of July 31, 2002, issued by Edison Schools Inc. to School
                    Services LLC
10.43+++++          Warrant Agreement, for 8,079,579 shares of Class A common
                    stock, dated as of July 31, 2002, between Edison Schools
                    Inc. and School Services LLC
10.44+++++          Warrant, for 8,079,579 shares of Class A common stock, dated as of July 31, 2002, issued by Edison Schools Inc. to School
                    Services LLC
10.45+++++          Credit and Security Agreement, dated as of July 31, 2002, by and between School Services LLC, Edison Schools Inc., 110th and 5th Associates, LLC and Bayard Rustin Charter School,
                    LLC
10.46+++++          Pledge Agreement, dated as of July 31, 2002, made by Edison
                    Schools Inc. in favor of School Services LLC
10.47+++++          Guaranty, dated as of July 31, 2002, made by 110th and 5th
                    Associates, LLC in favor of School Services LLC
10.48+++++          Guaranty, dated as of July 31, 2002, made by Bayard Rustin
                    Charter School, LLC in favor of School Services LLC
10.49+++++#         Employment Agreement, dated as of October 1, 2002, between
                    Edison Schools Inc. and Charles Delaney
10.49.1++++++#      Amendment to Employment Agreement, dated as of July 31,
                    2003, between Charles J. Delaney and Edison Schools Inc.
10.50++#            Letter Agreement, dated as of December 18, 2001, between
                    Edison Schools Inc. and H. Christopher Whittle
10.50.1++++#        Amendment to Letter Agreement, dated as of December 18,
                    2001, between H. Christopher Whittle and Edison Schools Inc.
10.51+              Purchase and Contribution Agreement, dated October 31, 2001, between the Company and Edison Receivables Company LLC
10.52+              Credit and Security Agreement, dated October 31, 2001,
                    between Edison Receivables Company LLC and Merrill Lynch
                    Mortgage Capital Inc.
10.53++++++         Letter Agreement, dated September 30, 2002, between Edison
                    Schools Inc., Merrill Lynch Mortgage Capital Inc. and School
                    Services LLC
10.54+++#           Letter Agreement, dated October 25, 2002, between the
                    Company and Lowell W. Robinson
10.55+++            Indemnification Agreement, dated as of October 28, 2002,
                    between the Company and Lowell W. Robinson
10.56+++++          Ratification and Confirmation of Pledge Securities of Edison
                    Schools Inc. by H. Christopher Whittle and WSI Inc. to
                    JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank,
                    successor by merger to Morgan Guarantee Trust Company of New
                    York), dated August 15, 2003
10.57+++++          Option Agreement, dated as of March 30, 2000, between WSI
                    Inc. and JPMorgan Chase Bank (f/k/a The Chase Manhattan
                    Bank, successor by merger to Morgan Guarantee Trust Company of New York)
10.58+++++          Pledge Agreement, dated as of November 15, 1999, between H.
                    Christopher Whittle and Edison Schools Inc.
10.59+++++          Form of Stock Option to Purchase Shares of Edison Schools
                    Inc. Common Stock, issued by WSI Inc.
10.60+++++          Form of Tranche 1 Warrant to Purchase Shares of Edison
                    Schools Inc. Common Stock, issued by Edison Schools Inc.
10.61+++++          Form of Tranche 2 Warrant to Purchase Shares of Edison
                    Schools Inc. Common Stock, issued by Edison Schools Inc.

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
10.62+++++          Form of "A" Warrant to Purchase Shares of Edison Schools
                    Inc. Common Stock, issued by Edison Schools Inc.
10.63+++++          Option Agreement, dated as of June 30, 1999, between WSI
                    Inc. and Edison Schools Inc.
10.64+++++          Option Agreement, dated as of June 30, 1999, between WSI
                    Inc. and Edison Schools Inc.
10.65++++           Form of Nonstatutory Stock Option Agreement
14                  Code of Ethics
21++++++            Subsidiaries of Edison Schools Inc.
23.1                Consent of PricewaterhouseCoopers LLP
31.1                Certification by Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
31.2                Certification by Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
32.1                Certification by Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002
32.2                Certification by Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

---------------

          * Incorporated by reference to the Registrant's Registration Statement on Form S-1/A, filed October 5, 1999.

        ** Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed August 2, 1999.

       *** Incorporated by reference to the Registrant's Registration Statement on Form S-1/A, filed September 10, 1999.

      **** Incorporated by reference to the Registrant's Registration Statement on Form S-1/A, filed July 7, 2000.

          + Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed June 16, 2000.

        ++ Incorporated by reference to the Registrant's Registration Statement on Form S-1/A, filed October 18, 1999.

       +++ Incorporated by reference to the Registrant's Registration Statement on Form S-1/A, filed October 29, 1999.

      ++++ Incorporated by reference to the Registrant's Annual Report on Form
           10-K for the year ended June 30, 2000 (File No. 000-27817).

     +++++ Incorporated by reference to the Registrant's Annual Report on Form
           10-K for the year ended June 30, 2002.

         + Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

       ++ Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the quarterly period ended December 31, 2001.

     +++ Incorporated by reference to the Registrant's Quarterly Report on Form
         10-Q for the quarterly period ended September 30, 2002.

   ++++ Incorporated by reference to the Registrant's Quarterly Report on Form
        10-Q for the quarterly period ended December 31, 2002.

 +++++ Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 14, 2003.