Form 10-K/A
period 2003-06-30
EDISON SCHOOLS INC
filed 2003-09-30
CIK 1089567

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

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

     The number of shares of the registrant's Class A common stock outstanding on September 15, 2003 was 52,500,319 and the number of shares of the registrant's Class B common stock outstanding on September 15, 2003 was 1,627,933.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A is being filed by Edison Schools Inc. for the purposes of correcting certain typographical errors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (the "10-K") and clarifying that the Company repaid its outstanding debt to School Services LLC on September 29, 2003. This Annual Report on Form 10-K/A is substantially identical to the 10-K in all other respects.

                              EDISON SCHOOLS INC.

                          ANNUAL REPORT ON FORM 10-K/A
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   22
Item 3.   Legal Proceedings...........................................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   24

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   25
Item 6.   Selected Financial Data.....................................   25
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   28
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   54
Item 8.   Financial Statements and Supplementary Data.................   54
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   54
Item 9A.  Controls and Procedures.....................................   55

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   56
Item 11.  Executive Compensation......................................   59
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   65
Item 13.  Certain Relationships and Related Transactions..............   68

                                  PART IV
Item 14.  Exhibits, Financial Statements and Reports on Form 8-K......   69
SIGNATURES............................................................   70

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

     Channel Head Structure. Our managed schools are organized under two operational executives who have operational and financial accountability over a specific numbers of our schools. The two divisions are generally divided along the lines of charter schools and district partnerships. The channel head is responsible for student achievement, client services, financial performance, and division growth. A third channel head oversees educational services, which includes the businesses of Newton Learning, Tungsten Learning and Edison Ltd. ("Edison UK," as further discussed on page 17), and is responsible for financial performance and division growth.

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

     In fiscal 2000, we purchased property in New York, New York for the purchase price of $10.0 million and entered into an agreement with the Museum for African Art to develop the property for a mixed use project consisting of new corporate headquarters, a charter school and a facility to house the Museum. In the fourth quarter of fiscal 2002, we decided to discontinue the project and recorded an impairment charge of approximately $3.6 million reflecting soft costs invested in the project since inception. On August 1, 2003 we closed on the sale of this property to the Museum for African Art. During August 2003 we entered into a contract to sell our non-income-producing Miami property for $1.1 million.

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

No. 20460. All of the Delaware Complaints name Edison and certain members of the Company's board of directors as defendants. Some of the Delaware Complaints name Liberty Partners as a defendant. As of the date of this Annual Report, only the complaints in C.A. Nos. 20421 and 20435 have been served on the Company. On September 5, 2003, an order of dismissal without prejudice was granted in C.A. No. 20424.

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

     In addition, between May 15, 2002, and July 19, 2002, three lawsuits were filed derivatively on behalf of the Company against certain of the Company's officers and directors in the Supreme Court for the State of New York, County of New York. On November 14, 2002, the Court consolidated these actions. On September 19, 2003, plaintiffs filed a consolidated amended derivative complaint. The lawsuit alleges that the Company's officers and directors violated their fiduciary duties to the Company in connection with the allegedly improper inflation of the Company's total revenues by including certain expenses, including teacher salaries, that were paid directly by local school districts and charter school boards. In particular, the plaintiffs allege that the officers and directors named as defendants violated their fiduciary duties to the Company by permitting the Company to disseminate to the public misleading and inaccurate information concerning the Company's financial condition, by failing to establish and maintain adequate internal accounting controls to ensure to the accuracy of the Company's financial statements, by using material non-public information to sell shares of the Company's common stock and thereby reap millions of dollars in illegal insider trading gains and by participating in or approving the proposed going private transaction. The lawsuit seeks an order enjoining the consummation of the going private transaction, unspecified compensatory damages in the amount sustained by the Company as a result of the named defendants' breaches of fiduciary duties, compensatory damages in the amount of the profits the individual defendants allegedly made, as well as a constructive trust over such profits, and costs and fees related to the lawsuit. The Company has negotiated a stipulation in this consolidated action that allows defendants until December 3, 2003 to file a responsive pleading. The Company believes that the Company's officers and directors also have strong defenses to these lawsuits. We are also involved in various legal proceedings from time to time incidental to the conduct of our business. For example, we are currently involved in lawsuits filed in Baltimore, Maryland and Peoria, Illinois questioning the authority of these school districts to enter into management agreements with us. In addition, the school district of York, Pennsylvania has appealed the decision of the state charter-granting authority to grant a charter to one of our clients. The Company is also currently investigating whether a former employee inappropriately transferred a nonmaterial amount of money to certain Company vendors. We currently believe that any ultimate liability arising out of such proceedings will not have a material adverse effect on our financial condition or results of operations.

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

                                                  FISCAL YEARS ENDED JUNE 30,
                               ------------------------------------------------------------------
                                  1999         2000          2001          2002          2003
                               ----------   -----------   -----------   -----------   -----------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net Revenue..................  $  125,085   $   208,971   $   350,508   $   465,058   $   425,628
                               ----------   -----------   -----------   -----------   -----------
Education and operating
  expenses:
  Direct site expenses:
     Company paid............      49,905        93,087       162,028       211,438       186,216
     Client paid.............      56,515        83,909       129,172       178,702       143,669
  Administration, curriculum
     and development.........      49,984        54,232        57,851        71,230        67,809
  Impairment charges.........          --            --            --        36,878            --
  Loss on disposal of
     assets..................         368            --         1,149         4,784         3,083
  Depreciation and
     amortization............      12,526        20,906        33,595        37,396        34,850
  Pre-opening expenses.......       5,457         8,372         8,641         6,153         3,752
                               ----------   -----------   -----------   -----------   -----------
     Total education and
       operating expenses....     174,755       260,506       392,436       546,581       439,379
                               ----------   -----------   -----------   -----------   -----------
Loss from operations.........     (49,670)      (51,535)      (41,928)      (81,523)      (13,751)
Other income (expense),
  net........................         237           905         4,019        (3,477)      (10,362)
                               ----------   -----------   -----------   -----------   -----------
Loss before provision for
  taxes......................     (49,433)      (50,630)      (37,909)      (85,000)      (24,113)
Provision for state and local
  taxes......................          --            --          (603)       (1,040)         (915)
                               ----------   -----------   -----------   -----------   -----------
Net loss.....................     (49,433)      (50,630)      (38,512)      (86,040)      (25,028)
Preferred stock accretion....      (1,027)           --            --            --            --
                               ----------   -----------   -----------   -----------   -----------
Net loss attributable to
  common stockholders........  $  (50,460)  $   (50,630)  $   (38,512)  $   (86,040)  $   (25,028)
                               ==========   ===========   ===========   ===========   ===========
Basic and diluted net loss
  per share attributable to
  common stockholders........  $   (16.24)  $     (1.83)  $     (0.80)  $     (1.61)  $     (0.47)
                               ==========   ===========   ===========   ===========   ===========
Weighted average number of
  common shares outstanding
  used in computing basic and
  diluted net loss per share
  attributable to common
  stockholders...............   3,107,356    27,685,203    47,966,741    53,564,244    53,363,501
                               ==========   ===========   ===========   ===========   ===========

                                                  FISCAL YEARS ENDED JUNE 30,
                               ------------------------------------------------------------------
                                  1999         2000          2001          2002          2003
                               ----------   -----------   -----------   -----------   -----------
                                                     (DOLLARS IN THOUSANDS)
OTHER OPERATING DATA:
Capital expenditures.........  $   34,023   $    75,899   $    68,348   $    33,163   $    16,122
EBITDA.......................  $  (38,170)  $   (32,607)  $    (8,555)  $   (50,839)  $    21,476
Cash (used in) provided by
  operating activities.......  $  (17,624)  $   (41,429)  $   (26,710)  $   (23,706)  $     7,405
Cash (used in) investing
  activities.................  $  (28,783)  $   (89,115)  $   (77,410)  $   (48,064)  $   (11,842)
Cash provided by (used in)
  financing activities.......  $   66,838   $   155,266   $   147,670   $    16,223   $    (9,903)
Total number of schools......          51            79           113           133           149

                                                             AS OF JUNE 30,
                                          ----------------------------------------------------
                                            1999       2000       2001       2002       2003
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...............  $ 27,923   $ 52,644   $ 96,195   $ 40,648   $ 26,307
Working capital.........................  $ 18,554   $ 57,351   $111,731   $ 12,328   $ 27,774
Total assets............................  $106,870   $245,010   $394,498   $381,376   $348,725
Total debt, including current portion...  $ 21,535   $ 36,280   $ 45,524   $ 68,775   $ 70,487
Total stockholders' equity..............  $ 58,962   $172,813   $298,367   $232,384   $212,305

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

     Management agreements representing 24 schools, accounting for 16.4% of net revenue for fiscal 2003, will expire at the end of the 2003-2004 school year, and agreements representing 29 schools, accounting for 22.7% of net revenue for fiscal 2003, will expire at the end of the 2004-2005 school year.

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

     In November 1999, H. Christopher Whittle, the Chief Executive Officer of the Company and a Company director, exercised options to purchase 725,000 shares of common stock at $3.00 per share through the issuance of a promissory note to the Company for $2,175,000. In addition, we loaned him $4,445,700 in November 1999 and $1,248,500 in April 2000 to pay estimated income taxes resulting from the transaction. These notes mature five years from their date of issuance. The notes bear interest at a floating rate and were issued with recourse solely to the shares acquired upon exercise of the options. Therefore, we treat the options as if they had not been exercised and account for them as a variable stock award pursuant to the provisions of EITF 95-16 "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion 25." Accordingly, the Company reflects compensation in the form of a charge or credit to operations and an offsetting adjustment to additional paid-in capital for periodic changes in the market value of the 725,000 common shares subject to exercise to the extent such price exceeds the option exercise price of $3.00 per share, until such notes are paid. In fiscal 2000, the Company recognized a compensation charge of approximately $13.6 million. In fiscal 2001, the market value of the Company's common stock decreased from $23.19 per share at the beginning of the year to $22.84 per share at June 30, 2001. As a result, the Company recognized a compensation credit of $253,750. In fiscal 2002, the market price of the Company's common stock declined from $22.84 per share at the beginning of the year to a value below the exercise price of $3.00 per share by year-end. Accordingly, the remaining amount of compensation expense recognized in prior years, including a portion related to fiscal 1999, of $14,384,000 was reversed. In fiscal 2003, the market price of the Company's common stock did not exceed $3.00 per share, and accordingly no compensation expense was recognized during the period.

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

INCOME TAXES

     We have not recorded any provision (benefit) for federal income taxes because we have incurred net losses from our inception through June 30, 2003. As of June 30, 2003, we had approximately $220 million of net operating loss carry forwards for federal income tax purposes. Approximately $45 million are expected to expire between fiscal 2010 and 2018, and approximately $175 million are expected to expire between fiscal 2019 and 2022. Due to the uncertainty of the Company's ability to realize the tax benefit of such losses, a valuation allowance has been established to equal the total net deferred tax assets.

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

     Direct Site Expenses. Our direct site expenses decreased to $329.9 million for fiscal 2003 from $390.1 million for the prior year, a decrease of 15.4%. The decrease in direct site expenses was primarily due to the ending of certain contractual relationships totaling $40.5 million, the change in the terms of three contracts, which resulted in a change from gross to net accounting, thereby reducing expenses by approximately $44.7 million, and a reduction in expenses for our summer school program of $1.7 million, resulting mainly from more contracts on a net accounting basis than the prior year. These decreases were offset by an 8% increase in student enrollment related to new schools opened and the expansion of existing schools, which generated increased expenses of approximately $26.6 million. Of the total direct site expenses, $143.7 million was client paid, down from $178.7 million in the same period of the prior year. These client-paid expenses consist entirely of personnel costs at our schools.

     Administration, Curriculum and Development Expenses. Our administration, curriculum and development expenses decreased to $67.8 million for fiscal 2003 from $71.2 million for fiscal 2002, a decrease of 4.8%. Included in administration, curriculum and development expenses are stock compensation charges of approximately $0.8 million and income of $13.3 million in fiscal 2003 and 2002, respectively; going-private costs of approximately $0.9 million in fiscal 2003; and approximately $7.5 million of costs related to an SEC inquiry and our sales and marketing activities in Philadelphia in fiscal 2002. Excluding these amounts, our administration, curriculum and development expenses decreased to $66.1 million for fiscal 2003 from $77.0 million for fiscal 2002, a decrease of 14.2%. This improvement principally resulted from the actions taken and results of our reengineering process implemented in fiscal 2003.

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

     Education and Operating Expenses. Our total education and operating expenses (inclusive of depreciation and amortization) as a percentage of net revenue increased to 117.5% for fiscal 2002 from 112.0% for fiscal 2001. Excluding specific event related charges in fiscal 2002 of $32.0 million, including $14.4 million of income from a non-cash stock compensation adjustment; $4.0 million of costs related to a discontinued new school project; $5.5 million of costs related to a reserve against loans to charter schools; $36.9 million of impairment charges as mentioned above, education and operating expenses as a percentage of net revenue decreased to 110.6% for fiscal 2002 from 112.0% for fiscal 2001. This decrease primarily resulted from continued revenue growth and increased operating leverage and a decrease in administration, curriculum and development expenses as a percentage of net revenue.

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

     In addition, the Company separately entered into the School Services Facility, dated as of July 31, 2002, pursuant to which the Company had the right to borrow up to $20.0 million at an interest rate of 12% per annum, net of certain fees and costs which the Company paid School Services and its affiliates. The agreement provided for a $10 million term loan, collateralized by certain real property owned by the Company, and a $10 million revolving line of credit, collateralized by notes receivable from charter schools and other debtors of the Company. Such borrowings are also collaterized by substantially all the other assets of the Company. The School Services Facility matures on June 30, 2004 but has prepayment obligations tied to refinancings of the notes receivable from charter schools and such other debtors and to any sale or transfer of the real property. The agreement requires the Company to meet certain financial covenants, including a minimum consolidated tangible net worth, a maximum consolidated debt to equity ratio and a minimum EBITDA (as defined in the credit and security agreement) requirement.

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

     On August 1, 2003, the Company closed the sale of its New York property to the Museum for African Art for a purchase price of approximately $9.0 million, of which approximately $8.8 million was paid directly to School Services and applied to amounts outstanding under the term loan portion of the School Services Facility, representing a permanent reduction in this facility. This sale resulted in a non-cash write-off of approximately $726,000. After the sale of the New York property, debt under the School Services Facility was reduced to approximately $8.9 million. On September 29, 2003, the Company repaid the remaining outstanding obligation of $8.9 million on the School Services Facility.

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

                                                  FISCAL YEAR ENDING JUNE 30,
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
                              =======   ======   ======   ======   =======    =======     ========

LIQUIDITY

     Historically, we have had negative cash flows from operations. For the year ending June 30, 2003, the Company generated $7.4 million in cash from operations. Since inception, the cash needs of the business have been financed through a combination of debt and equity financing. As of June 30, 2002, the Company's debt (excluding original issue discount) was $68.8 million and at June 30, 2003 our debt (excluding original issue discount) was $73.2 million, down from a high of $99.0 million at September 30, 2002. For the years ended June 30, 2002 and 2003, net income was negative $86.0 million and negative $25.0 million, respectively, while EBITDA was negative $50.8 million and positive $21.5 million, respectively.

     We expect cash on-hand, borrowings under existing financing arrangements and cash flows from operations to generate sufficient liquidity to meet all of the Company's cash flow requirements through fiscal 2004. Our MLMCI facility was extended to November 15, 2003 in order to bridge this existing facility to the closing of the Company's going private transaction. We believe that should the Company need to, it would be able to obtain an asset based revolving credit facility to replace the existing facility to meet the Company's borrowing needs in fiscal 2004 for the following primary reasons: (1) the Company has sufficient collateral, including accounts receivable, notes receivable from charter boards, and owned real estate, to more than adequately support an asset based revolving credit facility sufficient to meet its borrowing needs in fiscal 2004 and (2) the Company's fiscal 2004 operating plan reflects growth in EBITDA from its fiscal 2003 level of $21.5 million. On September 29, 2003, the Company paid the remaining outstanding balance under the School Services facility of $8.9 million.

     While the above represents the Company's base case liquidity assessment, we are in the process of other business transactions which would not adversely affect the base case assessment. In this connection, we are working with one of our charter board clients to refinance certain indebtedness of the charter board incurred for purposes of school facility construction and renovation. We will receive cash of approximately $17.0 million in repayment of our notes receivable from this charter board as a result of this refinancing which is expected to close in October 2003.

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

PHILANTHROPY

     Philanthropic entities supported 10 of the 149 schools we operated in the 2002-2003 school year. We tend to use philanthropy in those areas where the per-pupil expenditures would otherwise make it difficult to achieve satisfactory financial performance, such as California where all of our schools have been supported by philanthropic entities. These philanthropic entities provide funds directly to our school district or charter board clients and not to Edison. Philanthropic support generally helps fund the initial capital investment in curriculum, technology, and facilities necessary to open a school and is not used for ongoing annual operations. Although some of our school district and charter board clients have used philanthropic funds in the past and we expect some of them to use philanthropic funds in the future, we do not rely on philanthropic support significantly for our growth strategy. The D2F2 Foundation (the "Foundation") has supported some of our schools in California and has indicated that it intends to provide support in the future for schools operated or to be operated by us, primarily in California. We issued a warrant to the Foundation to purchase up to 1,698,750 shares of Class A common stock and 188,750 shares of Class B common stock at an exercise price of $7.96 per share, which has been fully exercised. Additionally, we entered into an agreement with one client whereby we committed to raise $10.5 million in unrestricted philanthropic funds, to be contributed over a three-year period ending June 30, 2004. The funds were to be used for schools the Company manages and were to be expended on agreed-upon costs, including school facility, technology and curriculum materials. To date, we have secured commitments from two philanthropic organizations to contribute approximately $3.9 million and commitments from two senior Company officers for an additional $1.2 million. To date, $2.8 million has been received from the two philanthropic entities, and we have donated $5.2 million. The remaining commitment of $2.5 million is due in fiscal 2004. Our commitment will be amortized, net of third-party donations received, over the contract life (five years) as a reduction in revenue. Any contributions received from senior officers will reduce the Company's obligation and be credited to additional paid-in capital.

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

  SUMMARY OF COMPENSATION OF CHIEF EXECUTIVE OFFICER

     In fiscal 2003, Mr. Whittle, the Company's Chief Executive Officer, received base compensation of $207,004 and estimated bonus of $625,000.

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

     By the Compensation Committee.

          John B. Balousek
          Joan Ganz Cooney
          Ronald F. Fortune

COMPENSATION OF DIRECTORS

     Non-employee directors receive an annual retainer of $27,500, paid quarterly, as well as a fee of $2,000 per in-person board meeting attended. Additionally, non-employee directors receive a fee of $500 per hour for telephonic meetings of the board, with a minimum fee of $500, paid quarterly. For service on board committees, non-employee directors who are members of the Communications/Government Affairs, Compensation, and Education Committees receive an annual fee of $5,000, paid quarterly. For service on the Audit Committee, non-employee directors who are members receive an annual fee of $12,500, paid quarterly, with the chairman of the Audit Committee receiving an additional annual fee of $35,000, paid quarterly. The Company entered into an indemnification agreement with the chairman of the Audit Committee under which it provides him with contractual protection against liabilities and expenses incurred in connection with his service on the board. The chairman's service on the board is conditioned upon the Company's maintaining an adequate level of director and officer's insurance. Non-employee members of the Finance Committee also receive $500 for each telephonic meeting of the committee, paid quarterly.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORMS 8-K

     (a) The following documents are filed as part of this Form 10-K:

          1. Financial Statements. The following consolidated financial statements of Edison Schools Inc. are filed as part of this Form 10-K on the pages indicated:

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   71
Consolidated Balance Sheets as of June 30, 2002 and 2003....   72
Consolidated Statements of Operations for the years ended
  June 30, 2001, 2002 and 2003..............................   73
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 2001, 2002 and 2003..........   74
Consolidated Statements of Cash Flows for the years ended
  June 30, 2001, 2002 and 2003..............................   75
Notes to Consolidated Financial Statements..................   76

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of September, 2003.

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

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
September 12, 2003, except for the ninth paragraph of Note 8, for which the date is September 29, 2003.

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
                                 ==========   ========   ==========   ========   ==========   ===========    ============


                                                 ACCUMULATED
                                   UNEARNED         OTHER
                                 STOCK-BASED    COMPREHENSIVE    ACCUMULATED
                                 COMPENSATION       LOSS           DEFICIT         TOTAL
                                 ------------   -------------   -------------   ------------
Balances, June 30, 2000........  $(3,160,004)           --      $(132,058,552)  $172,813,004
Issuance of stock warrants.....                                                      582,722
Issuance of Class A common
 stock in secondary
 offerings.....................                                                  151,730,675
Stock warrants exercised.......                                                    5,092,214
Stock options exercised........                                                    5,043,193
Conversion of Class B to Class
 A common stock................                                                           --
Deferred compensation related
 to stock options..............   (1,097,778)
Stock-based compensation.......    1,871,104                                       1,871,104
Variable stock-based
 compensation credit...........                                                     (253,751)
Net loss for the year ended
 June 30, 2001.................                                   (38,511,724)   (38,511,724)
                                 -----------       -------      -------------   ------------
Balances, June 30, 2001........   (2,386,678)           --       (170,570,276)   298,367,437
Business acquisition...........                                                   31,310,353
Adjustment of secondary
 offerings cost................                                                      261,167
Stock warrants exercised.......                                                      437,070
Stock options exercised........                                                    1,436,283
Conversion of Class B to Class
 A common stock................                                                           --
Reduction in deferred
 compensation related to stock
 options, net..................      567,788                                              --
Stock-based compensation.......      995,767                                         995,767
Variable stock-based
 compensation credit...........                                                  (14,384,005)
Net loss for the year ended
 June 30, 2002.................           --                      (86,039,852)   (86,039,852)
                                 -----------       -------      -------------   ------------
Balances, June 30, 2002........     (823,123)           --       (256,610,128)   232,384,220
Warrants issued with
 indebtedness..................                                                    6,556,786
Issuance of Class A common
 stock -- non-cash.............     (542,500)                                             --
Conversion of Class B to Class
 A common stock................                                                           --
Reduction in deferred
 compensation related to stock
 options, net..................      488,796                                              --
Stock-based compensation.......      814,974                                         814,974
Adjustment of secondary
 offerings cost................                                                      198,667
Purchase of treasury stock at
 cost..........................                                                   (2,617,193)
Components of comprehensive
 loss:
 Foreign exchange translation
   loss........................                    $(5,186)                           (5,186)
 Net loss for the year ended
   June 30, 2003...............                                   (25,027,545)   (25,027,545)
                                                                                ------------
   Total comprehensive loss....                                                  (25,032,731)
                                 -----------       -------      -------------   ------------
Balances, June 30, 2003........  $   (61,853)      $(5,186)     $(281,637,673)  $212,304,723
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

  LIQUIDITY AND RISK

     Historically, the Company has had negative cash flows from operations. For the year ended June 30, 2003, the Company generated $7.4 million in cash from operations. Since inception, the cash needs of the business have been financed through a combination of debt and equity financing.

     The Company expects cash on-hand, borrowings under existing financing arrangements and cash flows from operations to generate sufficient liquidity to meet all of the Company's cash flow requirements through fiscal 2004. The Company's $55.0 million revolving credit facility became due on July 15, 2003 and was extended to November 15, 2003 in order to bridge this existing facility to the closing of the Company's going private transaction, which is further discussed in Note 19. Management believes that should the Company need to, it would be able to obtain an asset based revolving credit facility to replace the existing facility to meet the Company's borrowing needs in fiscal 2004 for the following primary reasons: (1) the Company has sufficient collateral, including accounts receivable, notes receivable from charter boards, and owned real estate, to more than adequately support an asset based revolving credit facility sufficient to meet its borrowing needs in fiscal 2004 and (2) the Company's fiscal 2004 operating plan reflects growth in earnings before interest, taxes, depreciation and amortization from its fiscal 2003 level of $21.5 million.

     While the above represents the Company's base case liquidity assessment, the Company is in the process of other business transactions which would not adversely affect the base case assessment. In connection with this, the Company is working with one of its charter board clients to refinance certain indebtedness of the charter board incurred for purposes of school facility construction and renovation. The Company will receive cash of approximately $17.0 million in repayment of the Company's notes receivable from this charter board as a result of this refinancing which is expected to close in October 2003.

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

                              EDISON SCHOOLS INC.

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

                              EDISON SCHOOLS INC.

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

  NOTES RECEIVABLE

     Notes receivable are recorded at face value, less an original issue discount if the note has a less than fair value stated rate of interest. The original issue discount is calculated using the difference between the stated rate and the Company's rate of interest associated with the cost of funds for the period in which the note is issued. It is management's policy to recognize any note as uncollectible when, based on its assessment of events and circumstances, the collection of the note is not reasonably assured. If it is probable that the Company will not collect all amounts due according to the contractual terms of the note, the Company provides an allowance for the loan using the methodology under Statement of Financial Accounting Standards ("FAS") 114 "Accounting by Creditors for Impairment of a Loan." An allowance is established when the estimated discounted cash flows of the loan are lower than the carrying value of that loan. Interest income is generally recognized on an accrual basis. The Company evaluates loans for which an allowance for loss has been established and recognizes interest income to the extent principal and/or interest payments are not past due in excess of 90 days. Otherwise, interest income is recorded when received.

  DEFERRED CHARTER COSTS

     Deferred charter costs arise when the Company provides cash to certain charter schools, which issue non-interest bearing notes to the Company in return. In these situations, the Company discounts the non-interest

                              EDISON SCHOOLS INC.

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

                              EDISON SCHOOLS INC.

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

                              EDISON SCHOOLS INC.

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

     In the fourth quarter of fiscal 2002, the Company wrote down a note receivable of approximately $4.0 million related to a discontinued new school project. Additionally, as a result of the difficult credit environment affecting the Company's ability to arrange third-party lender financing, the credit risk of specific charter school notes and management's intention to accelerate the refinancing of individual notes with third-party lenders, the Company determined that it will not collect all of the amounts due pursuant to the contractual terms of notes and established an allowance for loan losses of approximately $5.5 million. This charge is included in administration, curriculum and development expense in the consolidated statements of operations. At June 30, 2003, the allowance for loan losses was approximately $5.7 million. The allowance for loan losses applies to notes receivable with an outstanding balance of $54.6 million and $65.0 million at June 30, 2002 and 2003, respectively. The average balance of these loans during fiscal 2003 was $65.7 million. Interest income recognized on such loans amounted to $5.8 million in fiscal 2003. Substantially, all of such interest income was received in cash. During fiscal 2003, the activity in the allowance for loan losses consisted of $125,749 charged to operations, direct write-downs of $2,012,986 and recoveries of $1,887,238. As of June 30, 2003 the Company had $14.0 million of loans for which interest income is not being recognized unless received in cash.

                              EDISON SCHOOLS INC.

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
                                                              ===========

     Subsequent to June 30, 2003, the Company is in the process of assuming two facilities in full satisfaction of outstanding loans to one former and one current charter board client totaling approximately $13.8 million. Both facilities will continue to be used by the existing charter schools, which have entered into lease arrangements with the Company. The Company believes, based on recent appraisals, that the value of the buildings is adequate to cover the carrying value of the notes.

     The Company expects to make additional loans of approximately $2.2 million for commitments to charter board clients during fiscal 2004.

                              EDISON SCHOOLS INC.

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

     Assets under capital leases as of June 30, 2002 and 2003 totaled $29,912,579 and $30,286,586, respectively, and related accumulated amortization totaled $9,855,563 and $14,849,391, respectively. At June 30, 2002 and 2003,
$29,390,639 and $29,744,788 of assets under capital leases are included in furniture, fixtures, and equipment with the remaining balances included in leasehold improvements, respectively.

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

                              EDISON SCHOOLS INC.

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

                              EDISON SCHOOLS INC.

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

                              EDISON SCHOOLS INC.

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

     Also in connection with the amendment of the MLMCI Facility and establishment of the School Services Facility, the Company paid or agreed to pay approximately $9.3 million in fees and costs, including a $1.6 million payment due upon maturity of the School Services Facility. Such fees and costs have been deferred and are being amortized over the respective term of the facilities under the interest method.

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

     On August 1, 2003, the Company closed the sale of its New York property to the Museum for African Art for a purchase price of approximately $9.0 million, of which approximately $8.8 million was paid directly to School Services and applied to amounts outstanding under the term loan portion of the School Services Facility. Pursuant to terms of the agreement, the term loan portion of the School Services Facility was permanently reduced by such amount. On September 29, 2003 the Company repaid the remaining outstanding obligation of $8.9 million on the School Services Facility. As a result of such payments, the Company will recognize interest expense in the amount of approximately $5.6 million related to original issue discount and deferred financing costs in the first quarter of fiscal 2004.

                              EDISON SCHOOLS INC.

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

                              EDISON SCHOOLS INC.

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

     The second facility, currently housing two schools, has been leased for a 15-year term expiring in September 2013. The annual lease payment is $782,400 through fiscal 2007 and increases to $932,400 for fiscal 2008 through fiscal 2013. The management agreement to operate in this facility expired in June 2002; however, the contract remains in force and the company is renegotiating a new contract.

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

                              EDISON SCHOOLS INC.

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

                              EDISON SCHOOLS INC.

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

                              EDISON SCHOOLS INC.

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

     In October 2002, the Company awarded a restricted stock grant of 1,000,000 shares to a senior executive of the Company. The market value on the date of the award was $0.31 per share. At June 30, 2003, 950,000 shares of such award were vested. Vesting of the balance was approved by the Company's board of directors in September 2003.

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

                              EDISON SCHOOLS INC.

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

14.  INCOME TAXES

     There is no provision (benefit) for federal income taxes for the years ended June 30, 2001, 2002 and 2003, since the Company has incurred net losses since inception. The Company has provided approximately $603,000, $1.0 million and $915,000 in fiscal 2001, 2002 and 2003, respectively for state and local income and franchise taxes. Due to the uncertainty of the Company's ability to realize the tax benefit of such losses, a valuation allowance has been established to equal the total net deferred tax assets.

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

15.  EMPLOYEE BENEFIT PLANS

     The Company provides 401(k) and 403(b) defined contribution plans for substantially all full-time employees and teachers. The Company matches each participant's contribution up to 50% of the first $1,000 contributed. Participants become fully vested in the match after one year. Contributions to the 401(k) and 403(b) plans made by the Company for each of the three years ended June 30, 2001, 2002 and 2003 amounted to $334,191, $416,440, and $332,826, respectively.

16.  COMMITMENTS AND CONTINGENCIES

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

     As of June 30, 2003, the debt obligations of the charter school boards are current. Under the guarantee agreements, the Company is also required to satisfy certain financial reporting covenants. Additionally, should a charter board fail to comply with the terms of its debt agreement, the Company may be requested to perform under the terms of its guarantee. The Company was not in compliance with a financial covenant under a guarantee of a charter school board debt obligation with an outstanding balance of approximately $3.4 million at June 30, 2003. In September 2003, the Company received a waiver from the lender.

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

     Other Litigation. Between May 15, 2002 and July 3, 2002, ten class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. On October 29, 2002, the Court consolidated all ten actions, and on April 7, 2003, plaintiffs filed a consolidated amended class action complaint. The lawsuit alleges that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The lawsuit seeks unspecified compensatory damages, rescission and/or rescissory damages, costs and expenses related to bringing the action, and injunctive relief. Plaintiffs allege that the Company's public disclosures from November 1999 to May 2002 regarding its financial condition were materially false and misleading because the Company allegedly improperly inflated its total revenues by including certain payments, including payments for teacher salaries, that were paid directly to third parties by local school districts and charter school boards that contracted with the Company, accelerated revenues on an unexecuted contract with one school district, and failed to timely recognize losses related to contracts with the two school districts. The lawsuit further alleges that the Company lacked adequate internal accounting controls, manipulated the test scores of its students in order to demonstrate improvement in the students' academic performance, and failed to disclose that the Company agreed to fulfill the final two years of its contract with such school district without pay. The lawsuit also mentions three restatements of the Company's financial statements, one regarding a warrant purchased in 1998 by a philanthropic organization, one regarding a severance agreement between the Company and one of its senior officers, both of which were made by the Company as a result of the SEC's May 14, 2002 cease-and-desist order, and another regarding stock based compensation the Company granted to one of its senior officers. On August 1, 2003, the Company and certain of its officers and directors filed a motion to dismiss the consolidated amended class action complaint. The Company believes that it has strong defenses to the claims

                              EDISON SCHOOLS INC.

raised by these lawsuits. However, the outcome of this litigation cannot be determined at this time. If the Company were not to prevail, the amounts involved could be material to the financial position, results of operations and cash flows of the Company.

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
10.17+++#           Letter Agreement, dated as of July 1, 1999, between Edison
                    Schools Inc. and Christopher D. Cerf
10.17.1++++#        Amendment to Letter Agreement, dated as of July 1, 1999,
                    between Christopher D. Cerf and Edison Schools Inc.
10.18*#             Loan Agreement between Edison Schools Inc. and WSI Inc.
10.19++             Guaranty of Payment Agreement, dated as of September 3,
                    1998, between Edison Schools Inc. and NCB Development
                    Corporation
10.20++             Guaranty of Payment Agreement, dated as of November 25,
                    1997, between Edison Schools Inc. and BankBoston, N.A.
10.21+++            Stock Subscription Warrant, dated as of October 18, 1999,
                    issued to TBCC Funding Trust II
10.22+              Preferred Stock Purchase Agreement, dated as of December 16,
                    1999, by and between Apex Online Learning Inc., Edison
                    Schools Inc. and other parties
10.23+              Promissory note, dated April 13, 2000, from H. Christopher
                    Whittle to Edison Schools Inc.
10.24+              Contract of Sale, dated as of January 11, 2000, between
                    Edison Schools Inc. and Castle Senior Living, LLC
10.25+              Letter of Intent, dated as of June 8, 2000, between Edison
                    Schools Inc. and IBM
10.26+              License Agreement, dated as of June 12, 2000, between Edison
                    Schools Inc. and IBM
10.27+++++++        Independent Contractor Agreement, dated as of October 1,
                    2002, between Edison Schools Inc. and Empowerment Ministries
10.28+#             Promissory Note dated as of June 9, 2000 from Manuel J.
                    Rivera to Edison Schools Inc.
10.29++++           Fundraising Agreement, dated as of June 23, 2000, between
                    Edison Schools Inc. and Alliance Facilities Management, Inc.
10.30++++           Master Development Agreement between Edison Schools Inc. and
                    Ksixteen LLC
10.31++++           Master Agreement to Lease Equipment, dated as of June 30,
                    2000, between Edison Schools Inc. and Cisco
10.32++++           Limited Liability Company Operating Agreement of Alliance
                    Edison LLC
10.33++++           Promissory Note, dated as of July 21, 2000, issued by Edison
                    Schools Inc. in the name of Alliance Edison LLC
10.34++++           Payment Guaranty, dated as of July 21, 2000, between Edison
                    Schools Inc. and Keybank National Association
10.35+++++          Amended and Restated Purchase and Contribution Agreement,
                    dated as of July 31, 2002, between Edison Schools Inc., as
                    Seller and Servicer, and Edison Receivables Company LLC, as
                    Buyer
10.36+++++          Amended and Restated Credit and Security Agreement, dated as of July 31, 2002, among Edison Receivables Company LLC, as
                    Borrower, School Services LLC and Merrill Lynch Mortgage
                    Capital Inc., as Lenders, and Merrill Lynch Mortgage Capital
                    Inc., as Agent
10.37+++++          Pledge Agreement, dated as of July 31, 2002, made by Edison
                    Schools Inc., in favor of Edison Receivables Company LLC
10.38+++++          Agreement of Issuance, dated as of July 31, 2002, between
                    Edison Schools Inc. and Edison Receivables Company LLC
10.39+++++          Warrant Agreement, for 2,152,959 shares of Class A common
                    stock, dated as of July 31, 2002, between Edison Schools
                    Inc. and Merrill Lynch Mortgage Capital Inc.
10.40+++++          Warrant, for 2,152,959 shares of Class A common stock, dated as of July 31, 2002, issued by Edison Schools Inc. to
                    Merrill Lynch Mortgage Capital Inc.
10.41+++++          Warrant Agreement, for 478,435 shares of Class A common
                    stock, dated as of July 31, 2002, between Edison Schools
                    Inc. and School Services LLC

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
10.62+++++          Form of "A" Warrant to Purchase Shares of Edison Schools
                    Inc. Common Stock, issued by Edison Schools Inc.
10.63+++++          Option Agreement, dated as of June 30, 1999, between WSI
                    Inc. and Edison Schools Inc.
10.64+++++          Option Agreement, dated as of June 30, 1999, between WSI
                    Inc. and Edison Schools Inc.
10.65++++           Form of Nonstatutory Stock Option Agreement
14+++++++           Code of Ethics
21++++++            Subsidiaries of Edison Schools Inc.
23.1                Consent of PricewaterhouseCoopers LLP
31.1                Certification by Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
31.2                Certification by Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
32.1                Certification by Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002
32.2                Certification by Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

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

   +++++ Incorporated by reference to the Registrant's Current Report on Form
         8-K dated July 14, 2003.

 ++++++ Incorporated by reference to the Registrant's Transaction Statement on
        Schedule 13E-3 filed August 22, 2003.

+++++++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2003.

           # Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

     Exhibits to be filed herewith:

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